Form 10-K
period 2006-12-31
Isilon Systems, Inc.
filed 2007-03-15
CIK 1373671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33196

Isilon Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-2101027
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3101 Western Ave Seattle, WA (Address of principal executive offices)	98121 (Zip code)

Registrant’s telephone number, including area code:
206-315-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.00001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant outstanding as of December 31, 2006, based upon the closing price of Common Stock on December 29, 2006, as reported by The Nasdaq Global Market, was $1,683,784,804. Shares of voting stock held by each officer and director and by each person who, to the registrant’s knowledge, owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2007, 61,539,034 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders tentatively scheduled for May 8, 2007.

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify such forward-looking statements. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, achievements and prospects, and those of the data storage industry generally, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this report.

On December 12, 2006, we effected a 1-for-2.4 reverse split of our issued and outstanding common stock. Historical share numbers and prices throughout this report on Form 10-K are split-adjusted.

Isilon Systems, Inc. was incorporated in the State of Delaware on January 24, 2001. Our principal corporate offices are located in Seattle, Washington. We design, develop and market clustered storage systems for storing and managing digital content. We began selling our products and services in January 2003. We sell systems that generally include a software license, hardware, post-contract customer support and, in some cases, additional elements. Our common stock is listed on The Nasdaq Global Market under the symbol “ISLN.”

In this report, “Isilon Systems,” “the company,” “we,” “us,” and “our” refer to Isilon Sytems, Inc., and its consolidated subsidiaries, unless the context otherwise dictates.

ITEM 1.	Business

Overview

We believe we are the leading provider of clustered storage systems for digital content, based on customer adoption, breadth of product offerings and technology capabilities. As more information is recorded and communicated in images and pictures rather than text and words, the volume of digital content — which includes video, audio, digital images, computer models, PDF files, scanned images, reference information, test and simulation data and other unstructured data — is growing rapidly. Enterprises are utilizing this digital content to create new products and services, generate new revenue streams, accelerate research and development cycles and improve their overall competitiveness. Recognizing the growth and importance of this type of data, we designed and developed our clustered storage systems specifically to address the needs of storing and managing digital content. Our systems are comprised of three or more nodes. Each node is a self-contained, rack-mountable device that contains industry standard hardware, including disk drives, a central processing unit, or CPU, memory chips and network interfaces, and is integrated with our proprietary OneFS operating system software, which unifies a cluster of nodes into a single shared resource. To date, we have sold our clustered storage systems to more than 350 customers across a wide range of industries. We sell our products indirectly through a channel partner program that includes more than 100 value-added resellers and distributors, and directly through our field sales force.

Industry Background

Proliferation of Digital Content

Information is increasingly recorded and communicated in images and pictures rather than text and words. This trend is resulting in the creation of innovative new applications in computer processing, digital imaging, video, satellite imagery, Internet services, business analysis, and visualization displays, modeling and simulation. These new applications, combined with higher levels of digital resolution and the adoption of high-bandwidth communication networks, are driving the widespread proliferation of digital content. As more business and consumer activities create and utilize digital content, the need for ways to store, manage and access this information is growing rapidly.

The worldwide market for external disk storage systems is expected to grow from approximately $17.4 billion in 2005 to approximately $22.7 billion in 2010. The external disk storage systems market has traditionally been served by storage solutions based on Storage Area Network, or SAN, Network Attached Storage, or NAS, and Direct Attached Storage, or DAS, architectures. In addition, the worldwide market for storage software is expected to grow from approximately $9.1 billion in 2005 to approximately $14.3 billion in 2010. Estimates are based on third-party assumptions regarding macroeconomic variables, technological developments, new high-capacity disk drives, content management needs, global trends such as the convergence of voice, video and data communications, and market characteristics.

While the worldwide market for external disk storage systems is expected to grow at a steady rate from 2005 to 2010, the market for storage solutions dedicated to digital content is estimated to grow at a much faster rate. Certain industries including multimedia, oil and gas, scientific research, healthcare, personal Internet services and software development are expected to experience rapid growth in file-based storage capacity. For example, in disk-based digital archiving, which is one portion of the market our systems address, demand for storage capacity is estimated to grow from 377 petabytes in 2005 to nearly 11,000 petabytes in 2010, representing a 96% compound annual growth rate, with the substantial majority of this stored information comprised of unstructured content, such as office documents, web pages, digital images and audio and video files.

Digital content has many characteristics that differentiate it from traditional structured data. These characteristics include:

•	Large File Sizes and Data Stores Versus Small File Sizes and Data Stores. Digital content files are typically much larger than structured data files and can range from a megabyte to a terabyte or more in size. In contrast, a structured data file, such as that generated for a credit card transaction, can be as small as one kilobyte. As the number of files containing digital content increases, enterprises will require storage systems with capacities that can scale from a few terabytes to hundreds of petabytes.

•	Rapid and Unpredictable Data Growth Versus Stable and Consistent Data Growth. Digital content files are often stored in several different formats, resolutions and locations. As a consequence, multiple files are often created for each new piece of digital content, resulting in a growth rate that can be rapid and very difficult to predict. In addition, new classes of applications for creating and delivering digital content are proliferating, such as Internet delivery, video-on-demand and computer modeling. The growth rate of traditional, text-based, transactional data has typically been steadier and more predictable.

•	High or Concurrent User Access Versus Discrete Single User Access. Digital content is often used in environments where it must be simultaneously available to many systems, applications, groups and users, both inside and outside an enterprise. Accordingly, systems that manage and store digital content must be able to sustain high rates of concurrent access to multiple files by multiple users. Requests for structured data, on the other hand, are typically made by a small number of simultaneous users or applications querying the appropriate database.

•	High Throughput Versus Input/Output Intensive. Digital content applications typically require high data transfer rates, or throughput, from storage devices to applications or users, with some applications requiring throughput of multiple gigabytes per second. In particular, sequential access and high data throughput are required for larger files such as video, audio and digital images to avoid delayed or interrupted sessions. In contrast, structured data files are typically accessed in a more random transaction-based pattern where throughput is less critical.

Widespread and Increasing Use of Digital Content

The growth of digital content is fundamentally changing business processes and creating new market opportunities across a wide range of industries. Enterprises are utilizing digital content to create new products and services, generate new revenue streams, accelerate research and development cycles and improve their overall competitiveness. As a result, digital content has become a critical economic asset in many industries. Industries that are being transformed by the proliferation of digital content include:

•	Media and Entertainment. Digitization of production and delivery of content in the media and entertainment industry is driving significant increases in data storage and access requirements. Examples include the emergence of high-definition television, digital video standards like HD-DVD and Blu-Ray, streaming media formats for online delivery of content and new high-resolution digital images used in movie production. As these and similar formats proliferate and the media industry moves towards an all-digital workflow that includes the creation, management, delivery and archiving of television programs, music, films and publishing materials, digital content storage requirements will continue to grow. In movie production, for example, ten seconds of high-resolution digital footage can require as many as 12 gigabytes of storage, and in the publishing industry, sophisticated digital cameras can take up to eight photos per second, each of which can create an image file of up to 20 megabytes.

•	Internet. Internet users upload and download millions of digital images, digital videos, music, documents and other web-based content daily. In addition, businesses that rely on the Internet as a distribution channel for their products or services often must accommodate millions of concurrent users accessing data, deliver 24x7x365 online availability, manage rapidly expanding amounts of digital content and provide aggregate data throughput of multiple gigabytes per second.

•	Cable and Telecommunications. Cable, telecommunications and satellite television providers are seeking to offer consumers a “triple play” of video, voice and data services in a single bundled offering. In particular, the build-out of video-on-demand services has required and will continue to require many centralized and distributed storage systems to keep pace with the availability and distribution of new content, including DVD movies, on-demand digital television programming and digital music.

•	Oil and Gas. As the demand for and price of oil and natural gas increase, energy companies are investing in innovative exploration and development technologies to find new reserves and to extract more from existing reserves. New geo-seismic imaging applications process raw seismic data into two- and three-dimensional images, creating multidimensional visualization models that can result in the creation of data files exceeding one terabyte and total data stores ranging in size from hundreds of terabytes to tens of petabytes.

•	Life Sciences. Research and development in the life sciences and drug discovery fields are increasingly characterized by statistically-driven, information-based analyses using proteomic, genomic and DNA sequencing data. In addition, new digital microscopes can capture digital images with digital resolutions as high as 18 megapixels and three-dimensional display capability. As a result, life sciences professionals are storing, retrieving and analyzing increasingly large amounts of digital content. For instance, in the area of cancer research, an image of a single drop of blood analyzed by a mass spectrometer can create more than 60 gigabytes of data. As scientists build statistically significant sample sizes for research projects, they can collect tens of thousands and, ultimately, millions of patient data files in the form of digital content.

•	Manufacturing. New testing and digital simulation technologies used to enhance manufacturing processes are creating significant amounts of digital content and require high-performance storage systems. In some manufacturing applications, test instruments capture, write and analyze more than 100,000 data samples per second. In addition, as manufacturers increasingly incorporate digital design and automation technology into their workflows, they are creating a large number of files containing digital content.

•	Federal Government. Advances in defense and intelligence technologies, such as the capture and analysis of high-resolution satellite images, digital video and audio feeds, and digital imaging, are fueling increased demand for storage capacity from the federal government. Defense initiatives, such as the use of unmanned aircraft and vehicles, rely on very large, high-resolution topographical maps, while civilian initiatives, such as hurricane and weather modeling, document scanning, and public health services, create large files and require large data stores.

Storage Challenges for Digital Content

Traditional storage system architectures were primarily designed for structured data applications such as transaction processing, email, accounting, databases and other front- and back-office business systems. Today, these traditional storage systems are also being used by default to store and manage digital content, despite the fact that they were neither designed nor intended to address the unique challenges associated with the storage and management of this type of content. We believe the distinctive characteristics and rapid growth of digital content have created a new set of technical, management and economic challenges that include:

•	High Scalability. Enterprises require a storage architecture that can increase in performance and capacity in a linear fashion and which can scale in parallel with the growth of their digital content. In order to scale to very large storage capacities, traditional systems rely on multiple separate file systems, or silos, of storage. Each of these silos is typically accessed and managed independently, which can result in operating inefficiencies. Enterprises also want the flexibility to scale either processing power or storage capacity separately as their business needs evolve. For example, an archive application where information is accessed infrequently might need more storage capacity relative to total data throughput, while an active development project might need greater data throughput relative to total storage capacity. In general, traditional storage systems do not provide the type of flexibility that will permit an enterprise to tailor a system to its unique capacity and performance requirements.

•	High Performance. Enterprises require a storage solution that can provide the data throughput necessary to enable multiple users to have concurrent read and write access to files. The rapid proliferation of digital content requires a file system architecture that enables multiple concurrent users to access and process files that can be megabytes, gigabytes or even terabytes in size. In accessing, delivering and processing digital content, traditional storage systems have inherent performance limitations associated with their inability to aggregate performance across multiple devices. In addition, traditional storage systems typically cannot deliver the same data for multiple concurrent users in a quick or efficient manner.

•	Ease of Management. Enterprises require a storage solution that simplifies and automates the management and monitoring of storage systems as they expand. Scaling traditional systems is a complex, labor-intensive, time-consuming process that frequently requires IT personnel to map applications to newly added storage resources and manually migrate data to ensure maximum storage utilization. This process typically requires system downtime or application downtime, which can interrupt critical business operations.

•	Reliability. Enterprises require a storage system that will preserve critical digital assets as well as ensure that customers and business units have uninterrupted access to those assets. As digital content becomes increasingly important to an enterprise’s success, and as data stores and disk density continue to increase, it becomes more critical and difficult to protect and quickly rebuild storage systems in the event of a disk drive or other hardware failure. Storage solutions for digital content must be fault tolerant and be able to analyze systems for potential hardware or software failures to ensure uninterrupted user access.

•	Cost Efficiency. Traditional storage systems are becoming increasingly complex and expensive to install and configure, which increases the upfront cost of storage for enterprises. Enterprises want storage systems that offer the capital expenditure benefits of modular clustered systems that allow a “pay-as-you-grow” capability and we believe are shifting their purchasing practices accordingly. Additionally, enterprises are looking for management and scalability benefits that reduce the overall cost of purchasing, storing and managing storage resources as they grow.

Need for a New Storage System Architecture

Traditional storage system architectures were designed primarily for use with structured data. As a consequence of the unique challenges associated with the storage and management of digital content, there is a need for a new storage architecture designed and optimized to address these challenges. Two key computing trends have enabled a new storage architecture:

•	Clustered Computing Architectures. Clustered computing architectures have been widely adopted in the enterprise server market. We believe a similar trend is beginning to occur with respect to clustered computing architectures in the storage systems market. Clustered computing systems use intelligent software to unify disparate computing resources and enable them to operate as a single system. Each device, or node, in a clustered system can operate independently or in concert with other nodes to create a distributed architecture that achieves higher levels of aggregate performance. A distributed architecture also enables an enterprise to scale its computing infrastructure commensurate with its needs by adding more nodes as necessary, maximizing cost efficiency. Clustered architectures also eliminate single points of failure by distributing data across independent nodes.

•	Industry Standard Computing Hardware. The proliferation of high-performance industry standard hardware has been a key element in enabling the development and successful adoption of clustered server systems. This type of hardware minimizes integration risk and provides attractive price-performance attributes that were not previously achievable. As a result, clustered server architectures that use industry standard hardware can offer high levels of performance and reliability, making them an attractive alternative to traditional server systems.

As a consequence of these computing trends, the rapid growth of digital content and the unique challenges associated with storing and managing this content, we believe there is a significant market opportunity for a clustered storage solution optimized for storing and managing digital content.

Our Intelligent Clustered Storage Solutions

We believe we are the leading provider of clustered storage solutions for storing and managing digital content, based on customer adoption, breadth of product offerings and technology capabilities. We designed our storage solutions, based on our OneFS operating system software, to take advantage of the benefits of clustered systems built with industry standard hardware. We believe our clustered storage solutions enable data-intensive enterprises to manage digital content more efficiently and cost effectively than traditional storage systems.

Our Isilon IQ storage systems combine our proprietary OneFS operating system software with industry standard hardware, including a storage server, a CPU, memory chips and network interfaces, in a self-contained, 3.5-inch and 1.75-inch high, rack-mountable chassis. Our proprietary OneFS operating system software combines the three distinct layers of a traditional storage architecture, which typically consist of a file system, a volume manager and a redundant array of independent disks, or RAID, into a single unified software layer. As a result, Isilon IQ nodes automatically work together to aggregate their collective computing power into a single, unified storage system that is designed to withstand the failure of any piece of hardware, including disks, switches or even entire nodes. In addition, we provide platform extension products that enable customers to scale either performance or capacity incrementally based on their then-current needs.

Key benefits of our Isilon IQ clustered storage systems include:

•	Scalability and Performance. We believe our systems provide industry-leading scalability and performance. Our OneFS operating system software can currently combine up to 96 separate nodes and up to 1,000 terabytes, or one petabyte, of storage capacity in a single cluster, and can deliver total data throughput of ten gigabytes per second from a single file system and single pool of storage, providing linear scalability in both storage capacity and performance. Our systems support either Gigabit Ethernet or high-performance InfiniBand interconnect for low-latency, high-bandwidth, intra-cluster communication. We are continually seeking to increase the storage capacity and throughput of our systems.

•	Reliability. Our clustered storage systems have data protection capabilities, built-in redundancy and self-healing capabilities. Each Isilon IQ storage system is designed to withstand the failure of multiple disks or entire nodes so that a customer does not lose access to any files. Each node in an Isilon IQ cluster is a peer, and any node can handle a request from any application server to provide the file requested. Our OneFS operating system software allocates, or stripes, files and meta-data across all nodes in a cluster so that, if one node or multiple nodes fail, any other node can perform the requested function, thereby preventing any single point of failure. In the event of one or more disk or node failures, OneFS automatically rebuilds files in parallel across all of the existing distributed free space in the cluster, eliminating the need to have the dedicated “hot spare drives” required with most traditional storage systems. We believe our Isilon IQ storage systems can utilize this free space, while also drawing on the multiple microprocessors and aggregate computing power of the cluster, to rebuild data from failed drives five to ten times faster than traditional storage systems, enabling a more reliable storage solution.

•	Reduced Storage Cost. Our customers can purchase our Isilon IQ storage systems on a “pay-as-you-grow” model that allows them to expand their storage capacity and performance commensurate with their needs. In contrast, traditional storage systems typically require the purchase of excess performance and capacity, which remains underutilized until an enterprise grows into it. Our modular product architecture enables each customer to purchase an initial combination of performance and capacity tailored to its current needs, and to add performance, capacity or both in incremental quantities to support the growth in its digital content. In contrast to traditional storage systems, our systems, which utilize industry standard hardware, can significantly lower the initial capital expenditures required for storage, as well as the cost of acquiring additional storage capacity or performance.

•	Increased IT Operating Efficiency. Our clustered storage systems enable customers to manage their growing amounts of digital content in an automated and efficient manner that is more cost-effective than traditional storage systems. Our Isilon IQ storage systems automatically balance data across nodes to enhance performance and optimize utilization, eliminating the need for the planned storage outages that are common during the manual data-balancing processes required with traditional storage systems. The simplicity, ease of use and automation of our Isilon IQ storage systems have enabled individual customers to scale deployments from a few terabytes to more than 2,000 terabytes without any additional investment in IT staff. Each Isilon IQ storage system has been designed to interface with existing Ethernet networks, and our “plug and store” design automates many of the tasks that must be performed manually to deploy traditional storage systems. As a result, once installed in a rack, a 100 terabyte cluster can typically be configured and operational in less than 15 minutes. Additionally, capacity can typically be added to existing clusters in less than 60 seconds, without any downtime.

•	Enhanced Business Processes and Revenue Opportunities. By providing faster data access, faster data processing and streamlined workflows, our systems enable customers to manage the rapid growth in their digital content, capitalize on new products and service models for delivering digital content and unlock new revenue opportunities. For example, NBC used Isilon IQ solutions to store, access and edit more than 1,200 broadcast hours over six networks during the 17 days of events at the 2004 Summer Olympics, providing immediate access to all programming and tripling the number of broadcast hours compared with previous Olympics. Similarly, using our Isilon IQ storage system, a major aerospace and defense company unified its engine test results from previously disparate data sources into one large pool of storage, greatly improving the efficiency, speed and cost of its test operations.

•	Complementary to Existing Solutions for Structured Data. Our customers typically deploy our solutions specifically for digital content while maintaining their existing storage systems for structured data. Our use of industry standard hardware and standard file sharing protocols greatly eases integration with existing enterprise systems and substantially reduces the need to change existing data center infrastructures or use proprietary tools or software. In addition, our software enables our storage systems to be adaptable to technology that exists in our customers’ data center environments.

Our Strategy

Our strategic focus is to enhance our position as a leading provider of clustered storage solutions for digital content. Key elements of this strategy include:

•	Focus on High-Growth, Data-Intensive Markets. We intend to expand our customer base by focusing on markets where the storage and management of digital content are critical to the success of many enterprises. To date, our solutions have been deployed by customers in industries such as media and entertainment, Internet, cable and telecommunications, oil and gas, life sciences and manufacturing, and by the federal government. We intend to invest in our direct sales force and channel partners to further penetrate these and other markets domestically and internationally.

•	Continue to Enhance OneFS and Deliver Additional Software Applications. Our OneFS operating system software is the core of our Isilon IQ clustered storage architecture. We intend to continue to enhance our OneFS operating system software with greater levels of automation, functionality and performance and to add new software applications in areas such as archiving, data protection and storage management.

•	Leverage Trends in Commodity Hardware to Improve Price-Performance Attributes of Our Systems. Our software-based architecture is designed to allow us to integrate quickly and easily into our systems technology improvements, including those in components such as CPUs, disk drives and memory chips. Our systems are built using industry standard hardware rather than proprietary hardware, enabling us to address our customers’ needs in a cost-effective manner. As a result, our customers benefit as the price-performance attributes of these components improve over time. We intend to proactively incorporate advances in computing, storage and networking technologies into our storage systems.

•	Optimize Repeat Order Business Model. Because of the modular nature of our clustered storage systems, our customers have typically deployed our systems in an incremental fashion. We intend to continue to design our systems to take advantage of our modular architecture, enabling our customers to scale deployments in step with their growing capacity and performance needs.

•	Utilize Channel Partners to Expand Global Market Penetration. We received 45% of our total revenue in 2006 through indirect channels. We have established a distribution channel program that, as of December 31, 2006, had more than 100 value-added resellers and distributors worldwide. We believe the ease of use and installation of our systems makes them well-suited for distribution by channel partners. We believe the international opportunity for our systems is significant and we have expanded the number of our channel partners in Asia-Pacific and Europe. We intend to continue adding value-added resellers and distributors to expand the global distribution of our systems.

•	Realize Operating Leverage. We intend to realize operating leverage from the flexibility of our business model. By leveraging partners, including value-added resellers and distributors, offshore third-party software development teams, contract manufacturers, providers of international back-office support and providers of support services, we intend to maintain a flexible cost structure and focus on our core competencies. We are also able to benefit from our contract manufacturing partner’s purchasing power, lowering our costs of components. In addition, by selling to our existing customers, we believe we can realize efficiencies in our sales model.

Technology and Architecture

We have designed a clustered storage system architecture, which consists of independent nodes that are all integrated with our OneFS operating system software to form a single shared resource. Our clustered storage systems are designed to be installed easily in standard enterprise data center environments and are accessible to users and applications running Windows, Unix/Linux and Mac operating systems using industry standard file sharing protocols over standard Gigabit Ethernet networks. Nodes within our clustered storage systems communicate with each other over a dedicated back-end network comprised of either InfiniBand or standard Gigabit Ethernet. Our clustered architecture is designed so each node has full visibility and write/read access to or from one single expandable file system. We built our clustered storage system architecture with industry standard hardware, to take advantage of significant advances in performance or capacity. In addition to our clustered storage systems, we provide standalone software applications designed to operate with our OneFS operating system software and leverage our clustered storage architecture.

Figure 1: Typical Isilon IQ Network Architecture

Our OneFS operating system software is the core technology of our Isilon IQ clustered storage architecture and provides a single unified operating system across our entire product family. The OneFS operating system software is designed with file-striping functionality across each node in a cluster, a fully-distributed lock manager, caching, fully-distributed meta-data, and a remote block manager to maintain global coherency and synchronization across an entire cluster. We have designed an intracluster protocol into our systems to further optimize scalability, throughput and reliability.

Figure 2: OneFS Operating System Software Architecture and Features

Our OneFS operating system software creates a single, expandable, shared pool of storage that can be used across a wide range of applications, including the production, analysis, delivery and archiving of digital content.

Our OneFS operating system software provides a number of key features including:

•	AutoBalance. Automatically balances data across all nodes in a cluster in real-time, reducing throughput bottlenecks, maximizing performance and storage utilization, and eliminating the downtime commonly associated with the manual data migrations required by traditional storage systems. AutoBalance automatically migrates and rebalances data as additional nodes are added to a cluster.

•	FlexProtect-AP. Provides the functionality that enables peering of nodes, incorporation of redundancy and reduction of the vulnerability of a cluster to any single point of failure. Its striping policies incorporated into OneFS are based on the Reed Solomon error correction code, span multiple nodes within a cluster and can be set at any level, including the cluster, directory, sub-directory or even individual file level. FlexProtect-AP is designed to re-build files automatically across the existing distributed free space in the cluster in parallel, eliminating the need to have disks dedicated solely to potential rebuild purposes, as is typically required with traditional storage architectures. It also identifies “at risk” disks and preemptively migrates relevant data from the “at risk” disks to available free space within other parts of the cluster.

•	SmartCache. Utilizes predictive software algorithms and the OneFS file-striping feature to enhance throughput for an Isilon IQ cluster. SmartCache is a globally-coherent memory cache that is optimized for digital content, can read and write data and is able to expand automatically as additional nodes are added to any Isilon IQ cluster.

•	WebAdmin. Configures, monitors and manages an Isilon IQ cluster using a single, web-based management interface. The central, web-based interface permits a real-time, single level of management for cluster performance, capacity utilization, quotas, monitoring, diagnostics and management of software applications such as our SyncIQ replication software product. Using the web interface, users can add or remove nodes from the cluster with a click of the mouse.

Products

Our product family consists of clustered storage systems and related software applications. Our clustered storage systems combine our fourth-generation OneFS operating system software with our Isilon IQ platform nodes. OneFS contains integrated file system, volume manager and RAID functionality in a distributed file system architecture and improves storage capacity, data throughput and system manageability. Our customers can optimize system performance, capacity or both with our platform extension nodes: the Isilon IQ Accelerator and the Isilon EX 6000. We also offer three related software applications that extend the capabilities and functionality of our systems: SyncIQ replication software, SmartConnect load-balancing software and SnapshotIQ protection software.

Isilon IQ Platform Nodes.  Our Isilon IQ platform nodes combine a storage server and, depending on the system, 1.92, 2.00, 3.00 or 6.00 terabytes of disk capacity in dense, self-contained storage nodes that work together in a single cluster. Each high-end enterprise line of Isilon IQ nodes is a 3.5-inch high server and has 12 SATA-II disk drives and 4.5 gigabytes of globally-coherent, read and write cache. A system requires a minimum of three nodes and can scale up to 96 nodes in a cluster. All nodes support both high-performance InfiniBand and standard Gigabit Ethernet interfaces for intra-cluster communication and provide front-side communication via standard Gigabit Ethernet. The Isilon IQ 200 model node is a 1.75 inches high server and has four SATA-II disk drives and 4.5 gigabytes of globally-coherent, read and write cache. An Isilon IQ 200 system requires a minimum of three nodes and can scale up to 24 nodes in a cluster. Isilon IQ 200 nodes support standard Gigabit Ethernet interfaces for intra-cluster communication and also provide front-side communication via standard Gigabit Ethernet.

Figure 3: Isilon IQ Platform Node

Isilon IQ Accelerator.  Our Isilon IQ Accelerator enables customers to increase the performance, or aggregate write and read throughput, of their data storage system modularly without adding storage capacity. Isilon IQ Accelerator nodes can be added to any Isilon IQ storage cluster in as little as 15 seconds and utilize InfiniBand networking to scale aggregate data throughput independently to ten gigabytes per second with no system downtime.

Figure 4: Isilon IQ Accelerator

Isilon EX 6000.  Our Isilon EX 6000 enables customers to increase their data storage capacity modularly without the cost of adding additional performance. Designed as a low-cost, high capacity, clustered storage extension product, our EX 6000 contains six terabytes of SATA-II disk capacity in a 3.5-inch high chassis and utilizes Serial Attached SCSI, or SAS, technology to connect to each Isilon IQ 6000 platform node. Combining our OneFS operating system software with a high-speed SAS interconnect creates a high-density system that modularly scales from 60 terabytes to 1,000 terabytes in a single data storage pool. This solution is designed to integrate quickly and easily within existing enterprise network infrastructures, communicate standard file sharing protocols over Gigabit Ethernet, and serve as a multi-tier storage solution for near-line, archive, disk-to-disk backup and restore, as well as remote disaster recovery applications.

Figure 5: Isilon EX 6000

SyncIQ Replication Software.  Our SyncIQ replication software application provides asynchronous file-based replication to one or more Isilon IQ clusters over any WAN/LAN IP network through a policy-based engine for disaster recovery disk-to-disk backup/recovery, and distributed workflow or delivery environments. Only those parts of a file system that have changed are communicated to the cluster. In this manner, our SyncIQ replication software leverages its distributed file system architecture to maximize efficiency in the replication process.

SmartConnect Load-Balancing Software.  Our SmartConnect software application streamlines connection management by automatically distributing client connections across individual nodes in a cluster based on defined policies, such as CPU utilization, connection count and throughput, optimizing performance and simplifying the scaling of applications and storage resources. Client and application connections can be load-balanced across all Isilon IQ nodes within a cluster without installing client-side drivers or other network devices. Additionally,

SmartConnect is designed to provide seamless failover for Unix and Linux clients during planned or unplanned outages.

SnapshotIQ Protection Software.  Our SnapshotIQ software application provides a simple, scalable and flexible way to enable enterprise-class protection for clustered storage. Isilon’s snapshots are locally retained, read-only and incorruptible point-in-time images of data that distribute an unlimited number of snapshots across multiple Isilon IQ clustered storage nodes. Isilon snapshots typically take less than one second to create and incur minimal performance overhead, regardless of the size of the file system or directory being snapshot. Additionally, only changes to blocks of data that make up a file are reflected in the snapshot, ensuring efficient snapshot storage utilization.

Customers

We have sold our products worldwide to more than 350 end customers in a variety of industries, including media and entertainment, Internet, cable and telecommunications, oil and gas, life sciences, manufacturing and the federal government. Our systems are deployed in a wide range of organizations, from large global enterprises with hundreds or thousands of locations to small organizations with just one location. During 2006, Comcast Corporation, which purchased through one of our resellers, and Eastman Kodak Company accounted for 16% and 10%, respectively, of our total revenue. In 2005, Eastman Kodak Company accounted for 20% of our total revenue. Both of these customers buy our products on a purchase order basis, and neither has a long-term contract or minimum purchase commitment. In 2006 and 2005, we derived 24% and 17%, respectively, of our total revenue from customers outside of the United States, primarily in Canada, Europe, Japan and other Asian countries. For further information about revenue recognized from international customers, see Note 10 to our consolidated financial statements included in Item 8.

Sales and Marketing

We sell our products and services indirectly through channel partners and directly through our field sales force, targeting enterprises and government organizations that have the need to store significant amounts of digital content:

•	Value-Added Resellers and Distributors. We currently have more than 100 channel partners that resell and/or distribute our products in the United States and internationally. These partners help market and sell our products to a broad array of enterprises and government organizations across our core markets. We typically enter into non-exclusive, written distribution agreements with our channel partners, and these agreements generally have a one-year term with no minimum sales commitment.

•	Field Sales Force. Our field sales force is responsible for managing all direct and indirect sales within our geographic territories, including North America, France, Germany, Japan, Korea and the United Kingdom.

•	Original Equipment Manufacturers. We are currently seeking to establish additional original equipment manufacturing, or OEM, partnerships with companies that would bundle their products with ours to address the challenges of a particular market or application. We recently entered into our first OEM agreement with Harris Corporation, under which this OEM will offer the Isilon IQ clustered storage system bundled with its own products.

We focus our marketing efforts on increasing brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. We rely on a variety of marketing vehicles, including trade shows, advertising, public relations, industry research, our Web site, and collaborative relationships with technology vendors.

We intend to expand our current sales and marketing organization in additional international territories.

Support and Services

We offer tiered customer support programs tailored to the service needs of our customers. We typically grant customers rights to unspecified software updates and maintenance releases and patches that become available during the support period. Product support includes Internet access to technical content, as well as 24-hour telephone and email access to technical support personnel. Service contracts typically have a one-year term. Substantially all of our support personnel are based in Seattle, Washington and support is available seven days a week. In addition, we work with third parties to provide onsite hardware support, hardware replacement, spares inventory and other field services in Europe, Japan and North America. As we expand, we expect to continue to hire additional technical support personnel to service our domestic and international customer base.

We currently provide primary product support for our channel partners, although we anticipate that, in the future, we will train our partners to provide most of the primary product support and we will provide secondary support.

Manufacturing

We outsource the manufacturing of all our systems. Our contract manufacturer, Sanmina-SCI Corporation (“Sanmina”), provides us with a wide range of operational and manufacturing services. We rely on Sanmina to procure a majority of the components for our systems, including disk drives, CPUs and power supplies. Sanmina purchases these components from multiple vendors in order to obtain competitive pricing. We work closely with Sanmina to ensure that we have the supply of products necessary to satisfy our product delivery schedule. This may include a requirement for Sanmina periodically to increase the amount of finished goods and component inventory that it carries in advance to meet anticipated customer product shipments. We purchase our finished goods inventory from Sanmina using purchase orders. Delivery on our Sanmina purchase orders occurs at the time when Sanmina ships products to our customers. This process is designed to minimize the amount of inventory that we are required to retain to meet customer demand.

Sanmina performs final test and assembly and manages the delivery of all of our products. We rely on Sanmina’s global distribution capabilities to optimize the delivery of our products. We maintain staff at Sanmina to ensure that we have adequate control over the manufacturing process and quality control.

We engage Sanmina to manufacture our products only after we receive orders from our customers. However, customers may generally cancel or reschedule orders without penalty, and delivery schedules requested by customers in these orders frequently vary based upon each customer’s particular needs. For these reasons, orders may not constitute a firm backlog and may not be a meaningful indicator of future revenue. We maintain with Sanmina a rolling 90-day firm order for products they manufacture for us, and these orders may only be rescheduled or cancelled by Sanmina under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product.

Sanmina is currently our only contract manufacturer and consequently our reliance on it exposes us to numerous risks, including loss of control over production materials, production volumes and ultimately finished goods supply. Our agreement with Sanmina expires on February 17, 2008, unless sooner terminated by mutual agreement or in accordance with its terms.

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of our clustered storage systems, OneFS operating system software and related storage software applications. Our research and development group is mainly located at our headquarters in Seattle, Washington or in our office in Minneapolis, Minnesota. We also use an eleven-person software development team from a third-party contract engineering provider in Moscow, Russia. Our engineering efforts support product development across all major operating systems, hardware and software applications. We also test our products to certify and ensure interoperability with third-party hardware and software products. We have also made substantial investments in the automation of our product test and quality assurance laboratories. We plan to dedicate significant resources to these continued research and development efforts. Further, as we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications.

Our research and development expenses were $16.5 million in 2006, $12.5 million in 2005 and $7.4 million in 2004.

Competition

The data storage market is highly competitive and is characterized by rapidly changing technology. Our primary competitors include large traditional networked storage vendors including EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems Corporation, International Business Machines Corporation, Network Appliance, Inc. and Sun Microsystems, Inc. In addition, we compete against internally developed storage solutions as well as combined third-party software and hardware solutions. Also, a number of new, privately held companies are currently attempting to enter our market, some of which may become significant competitors in the future.

We believe that the principal competitive factors affecting the data storage market include such storage system attributes as:

•	scalability;

•	performance, including the ability to provide high throughput as well as access for multiple concurrent users;

•	ease of installation and management by IT personnel;

•	reliability to ensure uninterrupted user access; and

•	cost efficiency in acquisition, deployment and ongoing support.

Many of our current competitors have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Some of our competitors, including EMC Corporation and Network Appliance, Inc., have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. As a result, we cannot assure you that our products will compete favorably, and any failure to do so could seriously harm our business, operating results and financial condition.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections.

We have one issued patent and 29 patent applications in the United States. We also have six patent applications in foreign countries based on two of the patent applications in the United States. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims, except that some of our patent applications have received office actions and in some cases we have modified the claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, the exact effect of having a patent cannot be predicted with certainty.

Our three registered trademarks in the United States are Isilon, Isilon Systems and OneFS. We also have United States trademark applications pending to register SyncIQ, TrueScale and “How breakthroughs begin.” and trademark applications pending in numerous foreign jurisdictions, including the European Union, Japan, China and Korea, for the marks Isilon, Isilon Systems, OneFS and SyncIQ.

In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by United States and international copyright laws.

Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights and license and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. If we fail to protect our intellectual property and other proprietary rights, our business could be harmed.

Third parties could claim that our products or technologies infringe their proprietary rights. The data storage industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We expect that infringement claims may further increase as the number of products and competitors in our market increase. Although we have not to date been involved in any litigation related to intellectual property, we received a letter on July 31, 2006 from counsel to SeaChange International, Inc., a supplier of video-on-demand digital server systems and software to the television industry, suggesting that our products may be using SeaChange’s patented technology. We have since exchanged additional correspondence with SeaChange’s legal counsel, who, among other things, alleged infringement and requested a meeting to discuss SeaChange’s concerns. We have investigated these allegations with the assistance of counsel, and we believe that we do not infringe; however, the matter is, as yet, unresolved.

Governmental Regulation

Various international laws regulate the use and disposal of certain hazardous materials incorporated in our products, and various national laws regulate the export and import of our products across international borders. The requirement to comply with environmental regulations or export and import controls could cause us to incur substantial costs or subject us to business interruptions. For more information, refer to “Risk Factors — Our business is subject to increasingly complex environmental legislation that has increased both our costs and the risk of noncompliance” and “Risk Factors — We are subject to governmental export and import controls that could impair our ability to compete in international markets.”

Employees

As of December 31, 2006, we had 258 employees worldwide, including 101 in sales and marketing, 98 in research and development, 19 in support and services and 40 in finance, legal, administration and operations. None of our employees is represented by a labor union, and we consider current employee relations to be good.

Executive Officers and Directors

The following table provides information regarding our executive officers and directors:

Name	Age	Position(s)

Executive Officers:
Steven Goldman	46	President, Chief Executive Officer and Director
Sujal M. Patel	32	Chief Technology Officer and Director
Stuart W. Fuhlendorf	44	Chief Financial Officer and Vice President of Finance
Eric J. Scollard	41	Vice President of Sales
Mark L. Schrandt	44	Vice President of Engineering
Brett G. Goodwin	39	Vice President of Marketing and Business Development
John W. Briant	41	Vice President of Operations
Thomas P. Pettigrew	50	Vice President of Global Sales Partners
Gwen E. Weld	49	Vice President of Human Resources and Organizational Development
Other Directors:
Barry J. Fidelman	66	Director
Elliott H. Jurgensen, Jr.	62	Director
Gregory L. McAdoo	42	Director
Matthew S. McIlwain	42	Director
James G. Richardson	49	Director
William D. Ruckelshaus	74	Chairman of the Board of Directors and Director

Steven Goldman has served as our President and Chief Executive Officer since August 2003 and as a director since September 2003. Prior to joining us, from 1997 to August 2003, Mr. Goldman served in various senior executive capacities in sales, marketing and services at F5 Networks, Inc., an application traffic management company, most recently as Senior Vice President, Sales and Services. From 1996 to 1997, Mr. Goldman served as Vice President of Enterprise Sales and Services for Microtest, Inc., a maker of network testing products, after its acquisition of Logicraft Information Systems, a network CD-ROM server company. From 1995 to 1996, Mr. Goldman served as Executive Vice President of North American Operations for Logicraft Information Systems. From 1983 to 1995, Mr. Goldman served in various positions for Virtual Microsystems, a communications software company, most recently as Vice President of Sales. Mr. Goldman received a B.A. in economics from the University of California at Berkeley.

Sujal M. Patel is one of our founders and has served as our Chief Technology Officer and a director since January 2001. He also served as our President and Chief Executive Officer from January 2001 to August 2003. Prior to joining us, from 1996 to January 2001, Mr. Patel served in various engineering roles at RealNetworks, Inc., a provider of Internet media delivery software and services, most recently as Development Manager, RealSystem Products, in which capacity he was the chief architect for the second generation of RealSystem products. Mr. Patel received a B.S. in computer science from the University of Maryland at College Park.

Stuart W. Fuhlendorf has served as our Chief Financial Officer and Vice President of Finance since April 2004. Prior to joining us, from October 2002 to April 2004, Mr. Fuhlendorf served as Vice President of Lincoln Partners, an investment bank, where he focused on mergers and acquisitions of companies in various technology industries. From 2000 to April 2002, Mr. Fuhlendorf served as Senior Vice President and Chief Financial Officer of Metawave Communications Corporation, a wireless communications company. From 1993 to 2000, Mr. Fuhlendorf served as Senior Vice President and Chief Financial Officer of EFTC Corporation, a provider of electronics manufacturing services that is now known as Suntron Corporation. Mr. Fuhlendorf served on the EFTC board of directors from

1997 to 2000. Mr. Fuhlendorf received a B.A. in social sciences from the University of Northern Colorado and an M.B.A. from the University of San Diego Graduate School of Business.

Eric J. Scollard has served as our Vice President of Sales since October 2002. Prior to joining us, from 1997 to October 2002, Mr. Scollard served in various sales management positions at VERITAS Software Corporation, a storage software company that merged with Symantec Corporation in 2005, most recently as Vice President of National Accounts. From 1991 to 1997, Mr. Scollard served in various sales and sales management positions at International Business Machines Corporation and Catapult Software Training, Inc., a software training company that was acquired by IBM in 1993, most recently as a Business Unit Executive in IBM’s storage systems division. From 1987 to 1991, Mr. Scollard served as Senior Sales Representative at EMC, an information management and storage company. Mr. Scollard received a B.A. in economics and speech communications from Gonzaga University.

Mark L. Schrandt has served as our Vice President of Engineering since November 2003. Prior to joining us, Mr. Schrandt served as a Director of Engineering for Cisco Systems, Inc., a networking equipment company, from 2000 to November 2003 after its acquisition of NuSpeed Internet Systems, Inc. In 2000, Mr. Schrandt co-founded and served as Vice President of Engineering for NuSpeed Internet Systems, Inc., an IP storage networking company. From 1992 to 1999, Mr. Schrandt served in various senior engineering positions at Storage Technology Corporation, a network storage systems company, most recently as Director of Engineering. Mr. Schrandt received a B.S. in quantitative methods and computer science from the University of St. Thomas in Minnesota.

Brett G. Goodwin served as our Vice President of Business Development from March 2002 to October 2002 and has served as our Vice President of Marketing and Business Development since October 2002. Prior to joining us, Mr. Goodwin served in various positions from 1996 to March 2002 at RealNetworks, Inc., including Group Product Manager and most recently as General Manager of Corporate Development. From 1994 to 1996, Mr. Goodwin served as a Senior Product Marketing Manager at AT&T Wireless Services. From 1989 to 1992, Mr. Goodwin worked for Booz, Allen & Hamilton, a consulting firm, as a management consultant. Mr. Goodwin received a B.A. in economics and mathematics from Pomona College and an M.B.A. from the Stanford Graduate School of Business.

John W. Briant served as our Vice President of Manufacturing and Operations from November 2004 to April 2005 and has served as our Vice President of Operations since April 2005. Prior to joining us, Mr. Briant served in various positions from 1999 to November 2004 at Suntron Corporation, most recently as Executive Vice President. From 1991 to 1998, Mr. Briant served in various leadership and engineering positions for AlliedSignal, Inc., an aerospace products and services company, From 1987 to 1991, Mr. Briant served in various engineering positions at Honeywell Corporation, a producer of aerospace control systems and flight safety equipment. Mr. Briant received a B.S. in industrial engineering and management systems from Arizona State University and an M.B.A. from the University of Phoenix.

Thomas P. Pettigrew has served as our Vice President of Global Sales Partners since February 2004. Prior to joining us, Mr. Pettigrew served as Vice President of Channel and OEM Sales for F5 Networks from 1997 to December 2003. From 1992 to 1996, Mr. Pettigrew served as a Regional Sales Manager for NetFRAME Systems Incorporated, a developer of network servers. From 1989 to 1992, Mr. Pettigrew held various sales positions at Sequent Computer Systems, a manufacturer of symmetric multiprocessing computer systems. Mr. Pettigrew received a B.A. in economics and an M.B.A. from the University of Washington.

Gwen E. Weld has served as our Vice President of Human Resources and Organizational Development since June 2006. Prior to joining us, Ms. Weld served in various senior human resources positions from 1985 to April 2004 at Microsoft Corporation, most recently overseeing Microsoft’s worldwide recruiting and alternative staffing as its General Manager, Staffing. Ms. Weld also served as General Manager of Microsoft HR, managing the human resources agenda for the sales, corporate marketing, human resources, finance, legal and operations groups globally. Ms. Weld also served as Director of International Business Development for CarPoint and Director of Business Strategy and Management for Interactive Services, both divisions of Microsoft. Prior to joining Microsoft, Ms. Weld worked in various human resources roles for Chase Manhattan Bank and Automatic Data Processing. Ms. Weld studied business administration at Pace University.

Barry J. Fidelman has served as a director since May 2003. Mr. Fidelman has been a Senior Partner of Atlas Venture, a venture capital firm, since 1988. Prior to Atlas Venture, Mr. Fidelman worked in senior executive positions for Data General, Apollo Computer and Alliant Computer. Mr. Fidelman also currently serves on the boards of directors of several private companies. Mr. Fidelman received a B.S. in electrical engineering from Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.

Elliott H. Jurgensen, Jr. has served as a director since April 2006. Mr. Jurgensen retired from KPMG LLP, an accounting firm, in January 2003 after 32 years as an auditor at KPMG, including 23 years as a partner. Mr. Jurgensen held a number of leadership roles with KPMG, including national partner in charge of its hospitality industry practice from 1981 to 1993, Managing Partner of the Bellevue office from 1982 to 1991 and Managing Partner of the Seattle office from 1993 to October 2002. Mr. Jurgensen currently serves on the boards of directors of BSQUARE Corporation, McCormick & Schmick’s Seafood Restaurants, Inc. and ASC Management, Inc. and served as a director of Toolbuilder Laboratories, Inc. from 2003 to 2005. Mr. Jurgensen received a B.S. in accounting from San Jose State University.

Gregory L. McAdoo has served as a director since July 2002. Mr. McAdoo has been a Partner of Sequoia Capital, a venture capital firm, since 2000. Prior to Sequoia Capital, Mr. McAdoo served as President and Chief Executive Officer of Sentient Networks, a circuit emulation company that was acquired by Cisco Systems, Inc. in 1999. Mr. McAdoo has over 17 years of engineering and management experience in the networking industry and has held senior engineering and executive level management positions at Cisco Systems, Inc., Sourcecom, Micom Communications and Datability Systems. Mr. McAdoo also serves on the boards of directors of flipt, Inc. and PowerFile, Inc. Mr. McAdoo received a B.S. in electrical engineering from Stevens Institute of Technology.

Matthew S. McIlwain has served as a director since May 2001. Since June 2002, Mr. McIlwain has served as a Managing Director of Madrona Venture Group, a venture capital firm, which he joined in May 2000. Prior to joining Madrona, Mr. McIlwain served as Vice President of Business Process for the Genuine Parts Company. Prior to the Genuine Parts Company, Mr. McIlwain served as an Engagement Manager at McKinsey & Company, where he focused on strategy and marketing in technology-driven industries, and also worked in investment banking at Credit Suisse First Boston. Mr. McIlwain currently serves on the boards of directors of several private companies. Mr. McIlwain received a B.A. in government and economics from Dartmouth College, an M.A. in public policy from Harvard University’s Kennedy School of Government and an M.B.A. from Harvard Business School.

James G. Richardson has served as a director since October 2006. Mr. Richardson has been with Cisco Systems, Inc. since 1990, where he began his career as the founder of Cisco’s Canadian operations. Mr. Richardson has served as Cisco’s Senior Vice President, Commercial Business since January 2006 and has held numerous other senior leadership positions at Cisco, including Vice President of North American Operations, President of EMEA and Senior Vice President, Senior Vice President of the Enterprise Line of Business and Internet Communications Software Group, and Senior Vice President, Chief Marketing Officer. Mr. Richardson received a B.Comm. in marketing and finance from Queen’s University in Kingston, Ontario.

William D. Ruckelshaus has served as a director since October 2004 and as Chairman of the Board of Directors since August 2006. Mr. Ruckelshaus has served in a consultative capacity to the Madrona Venture Group as a non-management strategic director since 1999. From 1988 to 1995, Mr. Ruckelshaus served as Chairman and Chief Executive Officer of Browning-Ferris Industries, and from 1995 to 1999 he served as Chairman. Mr. Ruckelshaus served as the founding Administrator of the U.S. Environmental Protection Agency in 1970 and has served as Acting Director of the Federal Bureau of Investigation and Deputy Attorney General of the U.S. Department of Justice. Mr. Ruckelshaus served as Senior Vice President for Law and Corporate Affairs for the Weyerhaeuser Company and again served as EPA Administrator in the mid-1980s before joining Perkins Coie LLP, a private law firm, where he worked as an attorney. Mr. Ruckelshaus has previously served on the boards of directors of several corporations, including Cummins Engine Company, Nordstrom, the Weyerhaeuser Company and Vykor. Mr. Ruckelshaus is Chairman of the World Resources Institute in Washington, D.C. and is a member of the U.S. Commission on Ocean Policy. Mr. Ruckelshaus received a B.A. in politics from Princeton University and a J.D. from Harvard Law School.

Mr. Goldman, who, prior to joining us, served in various senior executive positions in sales, marketing and services at F5 Networks, Inc., has been named, together with other former and current officers and directors of

F5 Networks, as a co-defendant in a number of federal and state derivative lawsuits that have been filed since May 2006. The plaintiffs in these actions are seeking to bring derivative claims on behalf of F5 Networks against the defendants based on allegations of improper stock option pricing practices. Mr. Goldman has engaged his own counsel to represent him in these actions and believes that he has meritorious defenses to all claims against him. In addition, from 2000 to 2002, Mr. Fuhlendorf was Senior Vice President and Chief Financial Officer of Metawave Communications Corporation. In 2003, approximately one year after Mr. Fuhlendorf’s departure, Metawave filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in the Western District of Washington.

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Available Information

Our corporate Web site is located at www.isilon.com. We make available on that site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those filings, and other filings we make electronically with the U.S. Securities and Exchange Commission (the “SEC”). The filings can be found in the Investor Relations section of our Web site located at www.isilon.com and are available free of charge. Information on our Web site is not part of this report on Form 10-K. In addition to our Web site, the SEC maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

FACTORS AFFECTING OUR OPERATING RESULTS,
BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

ITEM 1A.	Risk Factors

Risks Related to Our Business and Industry

We have a history of losses, and we may not achieve profitability in the future.

We have not been profitable in any fiscal period since we were formed. We experienced a net loss of $25.4 million in 2006 and $19.2 million in 2005. As of December 31, 2006, our accumulated deficit was $75.1 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including expenditures for additional sales and marketing and research and development personnel. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

  We face intense competition and expect competition to increase in the future, which could reduce our revenue and customer base.

The market for our products is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, the decrease in the price of disk drives and other industry standard hardware components has resulted in increased pricing pressure and a reduction in the price per megabyte of storage.

Currently, we face competition from a number of established companies, including EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems Corporation, International Business Machines Corporation, Network Appliance, Inc. and Sun Microsystems, Inc. We also face competition from a large number of private companies and recent market entrants. Many of our current competitors have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features.

We expect increased competition from other established and emerging companies, including companies such as networking infrastructure and storage management companies that provide complementary technology and functionality. In addition, third parties currently selling our products could market products and services that compete with ours. Some of our competitors, including EMC and Network Appliance, have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances that include our competitors may emerge that could acquire significant market share. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, large operating system and application vendors, such as Microsoft Corporation, have introduced and may in the future introduce products or functionality that include some of the same functions offered by our products. In the future, further development by these vendors could cause our products to become obsolete. In addition, we compete against internally developed storage solutions as well as combined third-party software and hardware solutions. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.

  Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, a significant portion of our quarterly sales typically occurs near the end of the quarter. As a result, small delays can make our operating results difficult to predict. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company, the price of our common stock would likely decline.

Factors that may affect our operating results include:

•	the timing and magnitude of shipments and timing of installations of our products in each quarter;

•	reductions in customers’ budgets for information technology purchases, delays in their purchasing cycles or deferments of their product purchases in anticipation of new products or updates from us or our competitors;

•	the rates at which customers purchase additional storage systems from us and renew their service contracts with us;

•	the timing of recognizing revenue as a result of revenue recognition rules;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades or announcements by us or our competitors;

•	any change in the competitive dynamics of our markets, including new entrants or discounting of product prices;

•	our ability to control costs, including our operating expenses and the costs of the components we use in our products;

•	the possibility of seasonality of demand for our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R), which first became effective for us in the first quarter of 2006 and requires that employee stock-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in financial statements over the recipient’s service period;

•	future accounting pronouncements and changes in accounting policies; and

•	geopolitical events such as war or incidents of terrorism.

  Our limited operating history in our emerging market makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

Our company has only been in existence since January 2001. We first began shipping products in January 2003 and much of our growth has occurred since October 2005. Our limited operating history in our emerging market makes it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this report. If we do not address these risks successfully, our business will be harmed.

  Our future financial performance depends on growth in the market for storage of digital content. If this market does not continue to grow at the rate that we forecast, our operating results would be materially and adversely impacted.

Our products are designed to address the market for storage of digital content. This is a new and emerging market. Accordingly, our future financial performance will depend in large part on growth in this market and on our ability to adapt to emerging demands in this market. Changes in technologies could adversely affect the demand for storage systems. For example, advances in file compression technology could result in smaller file sizes and reduce the demand for storage systems. A reduction in demand for storage of digital content caused by lack of customer acceptance, weakening economic conditions, competing technologies and products, decreases in corporate spending or otherwise, would result in decreased revenue or a lower revenue growth rate. We cannot assure you that the market for storage of digital content will grow or that we will be able to respond adequately to changes in this market.

  If we are unable to maintain or replace our relationships with customers or to increase the diversification of our customer base, it would be more difficult to maintain or grow our revenue and our growth might be limited.

Historically, a significant portion of our total revenue has come from a limited number of customers in a small number of industries, particularly media and entertainment and Internet companies. For example, our two largest customers for 2006, Comcast Corporation, which purchased through one of our resellers, and Eastman Kodak Company, together accounted for approximately 26% of our total revenue, and our largest customer in 2005, Eastman Kodak Company, accounted for approximately 20% of our total revenue. Because of concentrated purchases by certain new and existing customers, our largest customers have historically varied from quarter to quarter. As a consequence of the concentrated nature of our customers’ purchasing patterns, the proportion of our total revenue derived from a small number of customers may be even higher in any future quarter. We cannot provide any assurance that we will be able to sustain our revenue from these customers because our revenue has largely been generated in connection with these customers’ decisions to deploy large-scale storage installations and their capacity requirements may have been met. In addition, our customers, including Comcast Corporation and Eastman Kodak Company, generally buy systems on a purchase order basis and generally do not enter into long-term contracts or minimum purchase commitments. If we are unable to sustain our revenue from these customers or to replace it with revenue from new or existing customers, our growth may be limited. If economic conditions change for the industries in which our largest customers do business, or if we are unable to attract significant numbers of customers in other targeted industries, including government, oil and gas, and life sciences, our ability to maintain or grow our revenue would be adversely affected.

  If we are unable to develop and introduce new products and respond to technological changes, if our new products do not achieve market acceptance or if we fail to manage product transitions, we may fail to increase, or may lose, market share.

Our future growth depends on the successful development and introduction of new systems and software products. Due to the complexity of storage systems, these products are subject to significant technical risks that may impact our ability to introduce these products successfully. Our new products also may not achieve market acceptance. In addition, our new products must respond to technological changes and evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if these products do not achieve market acceptance, our operating results could be materially and adversely affected.

Product introductions by us in future periods may also reduce demand for our existing products. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and ensure that sufficient supplies of new products can be delivered to meet customer demand.

  We rely on value-added resellers and other distribution partners to sell our products, and disruptions to, or our failure to develop and manage, our distribution channels and the processes and procedures that support them could result in these resellers and partners discontinuing the marketing and distribution of our products and services.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added resellers and other distribution partners, which we collectively refer to as channel partners. A significant portion of our total revenue is currently derived through our channel partners. Therefore, our ability to maintain or grow our revenue will likely depend, in part, on our ability to maintain our arrangements with our existing channel partners and to establish and expand arrangements with new channel partners, and any failure to do so could have a material adverse effect on our future revenue. Additionally, by relying on channel partners, we may have less contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investments in systems and training. Those processes and procedures may become increasingly complex and difficult to manage.

We typically enter into non-exclusive, written distribution agreements with our channel partners that generally have a one-year term, have no minimum sales commitment and do not prohibit them from offering products and services that compete with ours. Accordingly, our channel partners may choose to discontinue offering our products and services or may not devote sufficient attention and resources toward selling our products and services. Our competitors may provide incentives to our existing and potential channel partners to use or purchase their products and services or to prevent or reduce sales of our products and services. Some of our channel partners possess significant resources and advanced technical abilities and may, either independently or jointly with our competitors, develop and market products and related services that compete with our offerings. If this were to occur, these channel partners might discontinue marketing and distributing our products and services. In addition, these channel partners would have an advantage over us when marketing their competing products and related services because of their existing customer relationships. The occurrence of any of these events would likely materially adversely affect our business, operating results and financial condition.

  Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that in the past has resulted in a lengthy sales cycle, in some cases more than 12 months. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. If we do not realize expected sales from a specific customer for a particular quarter in that quarter or at all, our business, operating results and financial condition could be harmed.

  Claims by others that we infringe their proprietary technology could cause us to incur substantial costs, distract our management and, if these claims are successful, require us to pay substantial damages or prevent us from offering our products.

Third parties could claim that our products or technologies infringe their proprietary rights. The data storage industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We expect that infringement claims may further increase as the number of products and competitors in our market increases. Although we have not to date been involved in any litigation related to intellectual property, we received a letter on July 31, 2006 from counsel to SeaChange International, Inc., a supplier of video-on-demand digital server systems and software to the television industry, suggesting that our products may be using SeaChange’s patented technology. We sent a response letter to SeaChange on August 7, 2006 to convey our good faith belief, based on our initial review of SeaChange’s patents, that the SeaChange patents are not relevant to Isilon’s products. We have exchanged additional correspondence with SeaChange’s legal counsel, who, among other things, alleged infringement and requested a meeting to discuss SeaChange’s concerns. We have investigated these allegations with the assistance of counsel, and we believe that we do not infringe. If we are unable to reach an amicable resolution of this dispute, it is possible that litigation with SeaChange may result. The outcome of any litigation is inherently unpredictable, and accordingly, we cannot assure you that, in the future, a court would not find that our products infringed these patents. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.

Any claim of infringement by a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of the infringed intellectual property, which might not be available on commercially reasonable terms or at all. Alternatively, we might be required to develop non-infringing technology, which could require significant effort and expense and might ultimately be unsuccessful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeeds, we might be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.

  We derive substantially all of our total revenue from sales of our Isilon IQ product family and related services, and a decline in demand for our Isilon IQ product family would cause our revenue to grow more slowly or to decline.

We derive substantially all of our total revenue from sales of our Isilon IQ product family and customer and technical support services associated with this product family. As a result, we are vulnerable to fluctuations in demand for this product family, whether as a result of competition, product obsolescence, technological change, customer budgetary constraints or other factors. If demand for our Isilon IQ product family were to decline, our financial condition would be harmed.

  If we are unable to continue to create valuable innovations in software, we may not be able to generate additional high-margin revenue to increase our gross margins.

Our industry has a history of declining storage hardware prices as measured on a cost per gigabyte of storage capacity basis. In order to maintain or increase our gross margins, we will need to continue to create valuable software that is included with our clustered storage systems and/or sold as separate standalone software applications. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-

effective manner and may not achieve the broad market acceptance necessary to help increase our overall gross margin. If we are unable to successfully develop or acquire, and then market and sell, additional software functionality, such as our recently introduced SmartConnect and SnapshotIQ software applications, our ability to maintain or increase our high-margin revenue and gross margin will be adversely affected.

  We currently rely on a single contract manufacturer to assemble our products, and our failure to forecast demand for our products accurately or manage our relationship with our contract manufacturer successfully could negatively impact our ability to sell our products.

We currently rely on a single contract manufacturer, Sanmina-SCI Corporation, to assemble our products, manage our supply chain and, alone or together with us, negotiate component costs. Our reliance on Sanmina reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationship with Sanmina effectively, or if Sanmina experiences delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we and Sanmina are unable to negotiate with suppliers for reduced component costs, our operating results would be harmed. Additionally, Sanmina can terminate our agreement for any reason upon 120 days’ notice or for cause upon 30 days’ notice. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. We are required to provide forecasts to Sanmina regarding product demand and production levels. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results.

We intend to introduce new products and product enhancements, which could require us to achieve volume production rapidly by coordinating with Sanmina and component suppliers. We may need to increase our component purchases, contract manufacturing capacity, and internal test and quality functions if we experience increased demand. The inability of Sanmina to provide us with adequate supplies of high-quality products, or an inability to obtain adequate quantities of components, could cause a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected.

  We rely on a limited number of suppliers, and in some cases single-source suppliers, and any disruption or termination of these supply arrangements could delay shipments of our products and could materially and adversely affect our relationships with current and prospective customers.

We rely on a limited number of suppliers for several key components utilized in the assembly of our products. We purchase several of our required components, such as chassis and disk drives, from a single supplier. This reliance on a limited number of suppliers involves several risks, including:

•	supplier capacity constraints;

•	price increases;

•	timely delivery; and

•	component quality.

Component quality is particularly significant with respect to our suppliers of disk drives. In order to meet product capacity requirements, we must obtain disk drives of extremely high quality and capacity. We cannot assure you that we will be able to obtain enough of these components in the future or that prices of these components will not increase. In addition, problems with respect to yield and quality of these components and timeliness of deliveries could occur. Disruption or termination of the supply of these components could delay shipments of our products and could materially and adversely affect our relationships with current and prospective customers. These delays could also materially and adversely affect our operating results.

  If we fail to manage future growth effectively, we may not be able to market and sell our products and services successfully.

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our management’s ability to manage expansion and growth successfully, including, but not limited to, training our sales personnel to become productive and generate revenue, forecasting revenue, controlling expenses, implementing and enhancing infrastructure, systems and processes, addressing new markets and expanding international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.

  Our products incorporate components that are obtained in spot markets, and, as a result, our cost structure and our ability to respond in a timely manner to customer demand are sensitive to volatility in the market prices for these components.

A significant portion of our expenses is directly related to the pricing of commoditized components utilized in the manufacture of our products, such as memory chips, disk drives and CPUs. As part of our procurement model, we do not enter into long-term supply contracts for these components, but instead have our contract manufacturer purchase these components on our behalf. In some cases, our contract manufacturer does so in a competitive-bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by price volatility in the marketplace for these components, especially for disk drives. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. Furthermore, if we are successful in growing our business, we may not be able to continue to procure components on the spot market, which would require us to enter into contracts with component suppliers to obtain these components. This could increase our costs and decrease our gross margins.

  We maintain relatively low inventory and acquire components only as needed; as a result, if shortages of these components arise, we may not be able to secure enough components to build new products to meet customer demand.

We maintain relatively low inventory and acquire components only as needed, and neither we nor our contract manufacturer enter into long-term supply contracts for these components. As a result, our ability to respond to customer orders efficiently may be constrained by the then-current availability or terms and pricing of these components. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. For example, disk drives can represent a significant portion of our cost of revenue, and both the price and availability of various kinds of disk drives are subject to substantial volatility in the spot market. In the past, we have encountered situations where we paid higher prices than we had anticipated for disk drives or had to use a larger-size drive as a replacement. Likewise, the industry recently experienced a shortage of selected memory chips, which caused some of our motherboard suppliers to reduce or suspend shipments to us. This delayed our ability to ship selected configurations to some of our customers, and in some cases accelerated a transition by us to other components. In addition, new generations of disk drives are often in short supply and are subject to industry allocations that may limit our ability to procure these disk drives. Many of the other components required to build our systems are occasionally in short supply and subject to industry allocations. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business, operating results and financial condition.

  If we lose key personnel, if key personnel are distracted or if we are unable to attract and retain highly-qualified personnel on a cost-effective basis, it would be more difficult for us to manage our existing business operations and to identify and pursue new growth opportunities.

Our future performance depends on the continued service of our key technical, sales, services and management personnel. We rely on our executive officers and senior management to manage our existing business operations and to identify and pursue new growth opportunities. The loss of key employees could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming, cause additional disruptions to our business or be unsuccessful. In addition, key personnel may be distracted by activities unrelated to our business. For instance, prior to joining us, Steven Goldman, our President and Chief Executive Officer, served in various senior executive positions in sales, marketing and services at F5 Networks, Inc. Mr. Goldman has been named, together with other former and current officers and directors of F5 Networks, as a co-defendant in a number of federal and state derivative lawsuits that have been filed since May 2006. The plaintiffs in these actions are seeking to bring derivative claims on behalf of F5 Networks against the defendants based on allegations of improper stock option pricing practices. Mr. Goldman has engaged his own counsel to represent him in these actions and believes that he has meritorious defenses to all claims against him. We currently carry key person life insurance covering only Mr. Goldman, and this insurance may not be able to compensate us adequately for the loss of Mr. Goldman’s services in the event of his death. The loss of the services, or distraction, of Mr. Goldman or other key executives for any reason could adversely affect our business, operating results and financial condition.

Our future success also depends on our continued ability to attract and retain highly-qualified technical, sales, services and management personnel. In particular, our ability to enhance and maintain our technology requires talented software development engineers with specialized skills in areas such as distributed computing, file systems and operating systems. If we are not able to recruit and retain these engineers, the quality and speed with which our products are developed would likely be seriously compromised, and our reputation and business would suffer as a result. Competition for these and the other personnel we require, particularly in the Seattle metropolitan area, is intense, and we may fail to retain our key technical, sales, services and management employees or to attract or retain other highly-qualified technical, sales, services and management personnel in the future.

  Our ability to sell our products is highly dependent on the quality of our service offerings, and our failure to offer high-quality service offerings would have a material adverse effect on our ability to market and sell our products and services.

After our products are deployed within our customers’ networks, our customers depend on our services organization to resolve issues relating to our products. High-quality support services are critical for the successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers to resolve post-deployment issues quickly, and provide ongoing support, it would adversely affect our ability to sell our products to existing customers and could harm our prospects with potential customers. In addition, as we expand our operations internationally, our services organization will face additional challenges, including those associated with delivering services, training and documentation in languages other than English. As a result, our failure to maintain high-quality support services could have a material adverse effect on our business, operating results and financial condition.

  Our products are highly technical and may contain undetected software or hardware defects, which could cause data unavailability, loss or corruption that might, in turn, result in liability to our customers and harm to our reputation and business.

Our storage products are highly technical and complex and are often used to store information critical to our customers’ business operations. Our products have contained and may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, loss or corruption or other harm to our customers. Some errors in our products may only be discovered after they have been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release, as well as any computer virus or human error on the part of our customer support or other personnel resulting in a customer’s data unavailability, loss or corruption could result in a loss of revenue or delay in revenue recognition, a loss of customers or increased service and warranty costs, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may be difficult to enforce. Defending a lawsuit, regardless of its merit, would be costly and might divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate with respect to a claim or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

  Our international sales and operations and offshore development initiative subject us to additional risks that may adversely affect our international operations and reduce our international sales.

We derived approximately 24% and 17% of our total revenue from customers outside the United States in 2006 and 2005, respectively. We have sales and technical support personnel in several countries worldwide. We expect to continue to add personnel in additional countries. In addition, we use an offshore software development team from a third-party contract engineering provider in Moscow, Russia, and we may expand our offshore development effort within Russia and possibly in other countries. Our various international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	the challenge of managing development teams in geographically disparate locations;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in various foreign markets;

•	increased exposure to foreign currency exchange rate risk;

•	the ability of our third-party contract engineering provider in Moscow, Russia to terminate our agreement for any reason upon 90 days’ notice after May 31, 2007;

•	reduced protection for intellectual property rights in some countries, including Russia; and

•	political and economic instability.

As we expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these risks. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition.

  If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

Our success is dependent in part on obtaining, maintaining and enforcing our patent and other proprietary rights. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent this misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. To date, we have obtained one issued United States patent and this patent, as well as any additional patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as a result, our competitors may be able to develop technologies similar or superior to ours.

Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive and difficult. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition. Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforcing their intellectual property rights than we have. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

  Our use of open source and third-party software could impose unanticipated conditions or restrictions on our ability to commercialize our products.

We incorporate open source software into our products. Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In this event, we could be required to seek licenses from third parties in order to continue offering our products, to make generally available, in source code form, proprietary code that links to certain open source modules, to re-engineer our products, or to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

We may also find that we need to incorporate certain proprietary third-party technologies, including software programs, into our products in the future. However, licenses to relevant third-party technology may not be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition.

  Our products must interoperate with many software applications that are developed by others and if we are unable to devote the necessary resources to ensure that our products interoperate with those applications, we may fail to increase, or we may lose, market share and we may experience a weakening demand for our products.

Our products must interoperate with many software applications that are developed by others. When new or updated versions of these software applications are introduced, we must sometimes develop updated versions of our software so that they interoperate properly with these applications. We may not accomplish these development efforts quickly, cost-effectively or at all. These development efforts require substantial capital investment and the devotion of substantial employee resources. For example, our products currently interoperate with a number of data protection applications marketed by vendors such as Symantec Corporation and EMC. If we fail to maintain compatibility with these applications, our customers may not be able to protect adequately the data resident on our products and we may, among other consequences, fail to increase, or we may lose, market share and experience a weakening in demand for our products, which would adversely affect our business, operating results and financial condition.

  Our products must interoperate with various data-access protocols and, if we are unable to ensure that our products interoperate with these protocols, our products might become less competitive.

Our products interoperate with servers and software applications predominantly through the use of protocols, many of which are created and maintained by independent standards organizations. However, some of these protocols that exist today or that may be created in the future are or could be proprietary technology and therefore require licensing the proprietary protocol’s specifications from a third party or implementing the protocol without specifications, which might entail significant effort on our part. If we fail to obtain a license to these specifications from third-party vendors on reasonable terms or at all, and we are not able to implement the protocol in the absence of these specifications, our products might become less competitive, which would harm our business. For example, Microsoft Corporation maintains and enhances the Common Internet File System, or CIFS, a proprietary protocol that our products use to communicate with the Windows operating system, the most popular computer operating system in the world. Although our products are currently compatible with CIFS, at present we do not license the specifications to this proprietary protocol. If we are not able to continue to maintain adequate compatibility with CIFS or if we are not able to license adequate specifications to this protocol on reasonable terms, our products would likely be less competitive in the marketplace, which would adversely affect our business, operating results and financial condition.

  If our products do not interoperate with our customers’ networks, servers or software applications, installations would be delayed or cancelled.

Our products must interoperate with our customers’ existing infrastructure, specifically their networks, servers and software applications. This infrastructure often utilizes multiple protocol standards, products from multiple vendors and a wide range of storage features. If we find, as we have in the past, defects in the existing software or hardware used in our customers’ infrastructure or an incompatibility or deficiency in our software, we may have to modify our software so that our products will interoperate with our customers’ infrastructure. This could cause longer sales and implementation cycles for our products and could cause order cancellations, either of which would adversely affect our business, operating results and financial condition.

  We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders, reduce our financial resources and result in increased expenses.

In the future, we may acquire other businesses, products or technologies. We have not made any acquisitions to date. Accordingly, our ability as an organization to make acquisitions is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not strengthen our competitive position or achieve our goals, or these acquisitions may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses, and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

  Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, as a result of SFAS 123(R), our results of operations in 2006 reflect expenses that are not reflected in prior periods, making it more difficult for investors to evaluate our 2006 results of operations relative to prior periods.

  If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in anticipation of being subject to Section 404 of the Sarbanes-Oxley Act of 2002, which will in the future require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Both we and our independent registered public accounting firm will be testing our internal controls in anticipation of being subject to Section 404 requirements and, as part of that documentation and testing, will identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

  Our business is subject to increasingly complex environmental legislation that has increased both our costs and the risk of noncompliance.

We face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of many of our products. The European Union, or EU, has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the EU, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, directive. The RoHS directive restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the EU after July 1, 2006.

In connection with our compliance with these environmental laws and regulations, we could incur substantial costs, including reserves taken for excess component inventory, and be subject to disruptions to our operations and logistics. In addition, we will need to ensure that we can manufacture compliant products and that we can be assured a supply of compliant components from suppliers. Similar laws and regulations have been proposed or may be enacted in other regions, including in the United States, China and Japan. Other environmental regulations may require us to reengineer our products to utilize components that are compatible with these regulations, and this reengineering and component substitution may result in additional costs to us. We cannot assure you that existing laws or future laws will not have a material adverse effect on our business.

  We are subject to governmental export and import controls that could impair our ability to compete in international markets.

Because we incorporate encryption technology into our products, our products are subject to United States export controls and may be exported outside the United States only with the required level of export license or through an export license exception. In addition, various countries regulate the importation of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by these regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.

  If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

We have historically relied on outside financing and customer payments to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

  Our business is subject to the risks of earthquakes and other natural catastrophic events, and to interruption by man-made problems such as computer viruses or terrorism.

Our corporate headquarters are located in Seattle, Washington, an area that is at heightened risk of earthquake and volcanic events. We may not have adequate business interruption insurance to compensate us for losses that may occur from any such significant events. A significant natural disaster, such as an earthquake or volcanic eruption, could have a material adverse impact on our business, operating results and financial condition. Also, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that these disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related Ownership of Our Common Stock

  The trading price of our common stock is likely to be volatile.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in December 2006 through February 28, 2007, our stock price has fluctuated from a low of $18.79 to a high of $28.50. Factors affecting the trading price of our common stock, some of which are outside our control, will include:

•	variations in our operating results or those of our competitors;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	the level of sales in a particular quarter;

•	lawsuits threatened or filed against us;

•	the recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts who elect to follow our common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	the adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	the expiration of lock-up agreements.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Each of these factors, among others, could have a material adverse effect on an investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it would likely result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, operating results and financial condition.

  Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up agreements and other restrictions on resale lapse, the trading price of our common stock could decline. Based on shares outstanding as of December 31, 2006, we have outstanding 61,519,356 shares of common stock. Of these shares, only the 8,940,717 shares of common stock sold in our initial public offering are freely tradable, without restriction, in the public market. Morgan Stanley & Co. Incorporated and

Merrill Lynch, Pierce, Fenner & Smith Incorporated may, in their sole discretion, permit our directors, officers, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements. The lock-up is subject to extension under some circumstances.

At various times after the lock-up agreements pertaining to our initial public offering expire, up to an additional 51,916,856 shares will be eligible for sale in the public market, of which 43,075,429 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and, in certain cases, various vesting agreements.

In addition, as of December 31, 2006, the 16,789,044 shares that were either subject to outstanding options under our 2001 Stock Plan, reserved for future issuance or subject to outstanding options under our 2006 Equity Incentive Plan or 2006 Employee Stock Purchase Plan and the 129,992 shares that, as of December 31, 2006, were subject to outstanding warrants, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements executed with the underwriters of our initial public offering and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Some of our existing stockholders and holders of warrants have demand and piggyback rights to require us to register with the SEC up to 46,647,678 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market. All of these shares are subject to lock-up agreements restricting their sale for 180 days after the date of our initial public offering, subject to extension or reduction.

  Insiders continue to have substantial control over us and will be able to influence corporate matters.

As of December 31, 2006, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 70.4% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

  If securities or industry analysts cease publishing research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on any research and reports that securities or industry analysts publish about us or our business. In the event one or more of these analysts downgrade our stock, cease publishing or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

  Provisions in our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that directors may only be removed “for cause;”

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company by prohibiting stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us unless certain approvals are obtained.

Special Note Regarding Forward-Looking Statements

We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. These forward-looking statements include, but are not limited to statements regarding:

•	our competitive environment;

•	the anticipated growth of digital content;

•	the expected demand for and benefits of our storage products;

•	our future business plans and growth strategy;

•	our ability to improve existing products and to develop new and future products;

•	our anticipated revenue and expenses;

•	our ability to add value-added resellers and distributors and to sell our products internationally;

•	our ability to realize operating leverage and realize efficiencies in our sales model by leveraging partners and selling to existing customers;

•	anticipated results of potential or actual litigation;

•	the anticipated sufficiency of our current office space and ability to find additional space as needed;

•	anticipated development or acquisition of intellectual property and resulting benefits;

•	expected impacts of changes in accounting rules, including the impact on deferred tax benefits;

•	the impact of governmental regulation;

•	employee hiring and retention, including anticipated reductions in force and headcount;

•	the future payment of dividends;

•	use of cash, cash needs and ability to raise capital; and

•	potential liability from contractual relationships.

ITEM 1B.	Unresolved Staff Comments

There are currently no unresolved issues with respect to any SEC staff written comments that were received at least 180 days before the end of the Company’s fiscal year to which this report relates and that relate to the Company’s periodic or current reports under the Act.

ITEM 2.	Properties

Our principal administrative, sales, marketing, customer support and research and development facility is located at our headquarters in Seattle, Washington. We currently lease approximately 65,000 square feet of office space in the Seattle facility and an additional approximately 21,000 square feet of lab space in the same building under a lease expiring on June 30, 2014. We also lease space in various locations throughout the United States and in multiple locations worldwide, primarily for sales and services personnel. We believe that our current facilities are adequate to meet our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

In December 2006, we submitted the following matters to our stockholders for their approval. On December 7, 2006, our stockholders approved each of these matters, as set forth below, by written consent pursuant to Section 228 of the Delaware General Corporation Law. As of the record date for taking such action, we had 52,219,390 shares of our common stock outstanding (on an as-if-converted to common stock basis). The following actions were approved:

•	The approval of the amendment and restatement of our Certificate of Incorporation to effect a 1-for-2.4 reverse stock split of our capital stock (including all outstanding warrants and options exercisable for shares of our capital stock).

•	The approval of the amendment and restatement of our Certificate of Incorporation that became effective upon the completion of our initial public offering to, among other things, (i) delete the provisions in the certificate designating the rights and preferences of the preferred stock which are no longer outstanding following the conversion of such preferred stock into shares of our common stock upon the closing of the initial public offering, (ii) create 10,000,000 shares of preferred stock, (iii) increase the authorized number of common stock by to 250,000,000 shares and (iv) provide for certain stockholder protection measures.

•	The approval of the amendment and restatement of our Bylaws.

•	The approval and adoption of our 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan.

•	The approval of a form of Indemnification Agreement to be entered into by us with each of our directors and officers.

The results of the voting from stockholders that returned written consents for the actions listed above were 47,294,243 for and none against.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “ISLN.” On December 14, 2006, a registration statement on Form S-1 was declared effective for our initial public offering. The following table sets forth the high and low selling prices of our common stock for the period December 15, 2006 through December 31, 2006, as reported by The Nasdaq Global Market.

	High	Low

Fiscal year 2006:
Period from December 15, 2006 through December 31, 2006	$28.50	$21.84

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future.

Holders

There were approximately 225 registered stockholders of record of our common stock on February 28, 2007.

Equity Compensation Plan

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans. Such information is incorporated by reference from our proxy statement.

Stock Performance Graph

The following graph compares our cumulative total stockholder return on our common stock between December 15, 2006 (the date of our initial public offering) and December 31, 2006 with the cumulative return of the Nasdaq Computer Index and the Nasdaq Composite Index, which both include our common stock, for the comparable period.

The graph reflects an investment of $100 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, on December 15, 2006, and a reinvestment of dividends, if any. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of December 2006 Cumulative Total Return
Among Isilon Systems, Nasdaq
Computer Index and Nasdaq Composite

Recent Sales of Unregistered Securities

(a)	Sales of Unregistered Securities

In July 2006, we issued 1,707,222 shares of Series E convertible preferred stock for $5.85744 per share to 21 accredited investors. These transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) and Regulation D based in part on the status of each of the investors as accredited under Rule 501. All shares of such Series E preferred stock converted into shares of our common stock on a one-for-one basis upon the closing of our initial public offering.

Since January 2, 2006, we issued to directors and officers options to purchase 1,458,323 shares of common stock with per share exercise prices ranging from $0.82 to $6.12 and issued 968,713 shares of common stock upon exercise of these options. These transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) based in part on the status of each of the investors as accredited under Rule 501.

Since January 2, 2006, we issued to employees and consultants who are based in the United States options to purchase 2,075,832 shares of common stock with per share exercise prices ranging from $0.82 to $8.12, and issued 1,019,017 shares of common stock upon exercise of these options. These transactions were exempt from the registration requirements of the Securities Act by virtue of Rule 701.

Since January 2, 2006, we issued to employees and consultants who are outside the United States options to purchase 582,073 shares of common stock with per share exercise prices ranging from $0.82 to $8.12, and have not issued any shares of common stock upon exercise of these options. These transactions were exempt from the registration requirements of the Securities Act by virtue of Regulation S and Section 4(2).

In March 2006, we issued warrants to purchase a total of 194,986 shares of Series D Preferred Stock for $2.30784 per share to two accredited investors. These transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2).

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe each transaction was exempt from the registration requirements of the Securities Act as stated above. The recipients of securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions. All recipients either received adequate information about the registrant or had access, through their relationships with the registrant, to such information.

On December 20, 2006, we issued an aggregate of 245,047 shares of our common stock to Silicon Valley Bank and Horizon Technology Funding Company LLC pursuant to the net exercise provisions of warrants to purchase 279,486 shares of our common stock at an exercise price ranging from $1.05 to $2.378 share. No cash was paid to us for such issuance of our common stock. This issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act.

(b)	Use of Proceeds from Public Offering of Common Stock

On December 14, 2006, our registration statement (No. 333-137078) on Form S-1 was declared effective for our initial public offering, pursuant to which we sold 8,940,717 shares of common stock and certain selling stockholders sold 661,783 shares, including the underwriters’ over-allotment, at $13.00 per share. The offering closed on December 20, 2006, and, as a result, we received net proceeds of approximately $105.7 million (after underwriters’ discounts of $8.1 million and additional offering-related costs of approximately $2.4 million.) The managing underwriters were Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the initial public offering by the selling stockholders. In December 2006, we used approximately $12.5 million of the net proceeds to repay the outstanding balances under the revolving line of credit with Silicon Valley Bank and subordinated debt financing with Horizon Technology Funding Company LLC. We expect to use the remaining net proceeds for working capital and other general corporate purposes, including capital expenditures, product development, expansion of our manufacturing, engineering, operations, marketing and sales departments, and building our international sales and marketing teams. Additionally, we may choose to expand our current business through acquisitions of, or investments in, other complementary businesses, products or technologies. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

None.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of this report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended
	December 31,	January 1,	January 2,	December 31,	December 31,
	2006	2006	2005	2003	2002
	(In thousands)

Consolidated Statements of Operations Data:
Total revenue	$62,279	$21,083	$7,653	$1,293	$—
Total cost of revenue(1)	29,331	11,575	4,163	861	—

Gross profit	32,948	9,508	3,490	432	—

Operating expenses:
Research and development(1)	16,524	12,478	7,446	4,410	5,016
Sales and marketing(1)	24,390	12,377	6,305	2,742	1,122
General and administrative(1)	7,411	3,681	2,300	1,647	1,354

Total operating expenses	48,325	28,536	16,051	8,799	7,492

Loss from operations	(15,377)	(19,028)	(12,561)	(8,367)	(7,492)
Total other income (expense), net(2)	(9,952)	(68)	18	103	144

Loss before income tax expense and cumulative effect of change in accounting principle	(25,329)	(19,096)	(12,543)	(8,264)	(7,348)
Income tax expense	(109)	—	—	—	—

Loss before cumulative effect of change in accounting principle	(25,438)	(19,096)	(12,543)	(8,264)	(7,348)
Cumulative effect of change in accounting principle(2)	—	(89)	—	—	—

Net loss	$(25,438)	$(19,185)	$(12,543)	$(8,264)	$(7,348)

Net loss per common share, basic and diluted	$(3.02)	$(3.95)	$(3.61)	$(3.30)	$(3.93)

Shares used in computing basic and diluted net loss per common share	8,432	4,852	3,474	2,502	1,868

(1) Includes stock-based compensation expense* as follows:
Cost of revenue	$24	$—	$—	$—	$—
Research and development	160	—	—	—	—
Sales and marketing	198	—	—	—	—
General and administrative	258	5	4	2	—

Total stock-based compensation expense	$640	$5	$4	$2	$—

*	Note: On January 2, 2006, we adopted SFAS 123(R), Share-Based Payment.

(2)	On July 4, 2005, we adopted FASB Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. Amounts for the

years ended December 31, 2006 and January 1, 2006 include related warrant revaluation expense of $8.4 million and $52,000, respectively, and a cumulative effect of change in accounting principle of $89,000 for the year ended January 1, 2006.

	As of
	December 31,	January 1,	January 2,	December 31,	December 31,
	2006	2006	2005	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$99,899	$12,656	$8,618	$5,203	$13,890
Working capital	109,093	7,332	7,204	4,569	13,383
Total assets	136,971	28,241	17,550	7,209	14,659
Preferred stock warrant liability	—	367	—	—	—
Current and long-term notes payable and capital lease obligations	—	7,543	1,474	238	480
Convertible preferred stock	—	59,549	39,736	23,253	23,253
Common stock and additional paid-in capital	185,948	324	158	27	22
Total stockholders’ equity (deficit)	110,757	(49,375)	(30,327)	(17,914)	(9,641)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part II, Item 8, Part I, Item 1. “Business,” and Part II, Item 6. “Selected Financial Data,” of this Annual Report on Form 10-K. We report financial results on a fiscal year of 52 or 53 weeks ending on the Sunday closest to December 31 of that year. For ease of reference within this section, 2006 refers to the fiscal year ended December 31, 2006, 2005 refers to the fiscal year ended January 1, 2006, and 2004 refers to the fiscal year ended January 2, 2005.

Overview

We were founded in January 2001 specifically to create a solution that addressed the unique challenges associated with the storage and management of digital content. From January 2001 to January 2003, we were focused on designing and developing our OneFS operating system software used in all of our storage systems. We began commercial shipments of our first systems in January 2003, and since then we have been focused on optimizing our solution to meet our customers’ needs and establishing development, manufacturing and marketing partnerships. Today, our solution includes a suite of systems, software and services.

We sell clustered storage systems that consist of three or more storage nodes. Each node is comprised of our proprietary OneFS operating system software and industry standard hardware components integrated into a self-contained, 3.5-inch and 1.75-inch high, rack-mountable chassis. Customers can scale our clustered storage systems incrementally as their needs grow by purchasing additional nodes or clusters of nodes from us to enhance storage capacity, performance or both. Our future revenue growth will depend upon further penetration of our existing customers as well as expansion of our customer base in existing and other industries that depend upon digital content. We consider the development of direct and indirect sales channels in domestic and international markets a key to our future revenue growth and the global acceptance of our products. We also are dependent on the development, adoption and acceptance of new software and systems to increase our overall margins and achieve profitability.

Our product revenue growth rate will depend significantly on continued growth in our target industries and our ability to continue to attract new customers in those industries. Our growth in services revenue will depend upon increasing the number of systems under service contracts. Any such increases will depend on a growing customer base and our customers renewing existing service contracts.

Our ability to achieve and sustain profitability will also be affected by the extent to which we incur additional expenses to expand our sales, marketing, product development and general and administrative capabilities.

Personnel costs constitute the largest component of our operating expenses. Personnel costs consist of salaries, benefits, incentive compensation, including commissions for sales personnel, and, beginning in 2006, stock-based compensation expense. To achieve and sustain profitability, we must control expenses while continuing to attract and retain qualified personnel and grow our revenue.

We believe our operations are more efficient and flexible because we outsource manufacturing and international back office functions, as well as certain research and development and support activities, which we believe will assist us in achieving and sustaining profitability. Overall, we expect our operating expenses to continue to grow in absolute dollars but to decrease as a percentage of our total revenue.

As a consequence of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenue and operating results, including gross margin and operating expenses as a percentage of our total revenue, are not necessarily meaningful and should not be relied upon as indications of future performance. Although we have experienced significant percentage growth in our total revenue, we do not believe that our historical growth rates are likely to be sustainable or indicative of future growth.

We are headquartered in Seattle, Washington. Our personnel and operations are also located in Canada, France, Germany, Japan, Korea, the United Kingdom and throughout the United States. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of our sales and marketing efforts, and measure operational effectiveness.

Initial Sales Orders, Repeat Sales Orders and Order Sizes.  Our goal is to attract a significant number of new customers and to encourage existing customers to purchase additional products. A majority of our customers buy our storage systems and later add additional nodes or software applications as the need arises. We track initial orders and re-orders from our customer base. Our historical experience is that the average size of repeat sales orders has been at least as large as the average size of initial orders in the same fiscal period.

Deferred Revenue.  Since our customers pay us for substantially all of our support services in advance of our recognizing the related services revenue, we carry a deferred revenue balance on our consolidated balance sheet. As we provide services during the term of a service agreement, the deferred revenue balance associated with that agreement decreases on a ratable basis. Services revenue comprised 13% of our total revenue in 2006. Deferred revenue helps provide a substantial measure of predictability to our future services revenue and some measure of predictability to our total revenue. Our deferred revenue balance at December 31, 2006 was $10.9 million, of which $7.6 million will be recognized within one year.

Gross Margin.  Our goal is to continue to grow our gross margin to increase the profitability of our business. Some of the key factors affecting our gross margin are average sales prices of our systems, the revenue attributable to software applications as a percentage of total revenue, the rate at which our customers adopt our higher margin products such as higher density systems and software applications, the timing of component cost reductions through product redesign, the timing of supplier cost reductions that might result from volume discount pricing, and overall market conditions. We also expense items such as customer service and inventory obsolescence through cost of revenue. We consider our ability to monitor and manage these factors to be a key aspect of attaining and expanding our profitability.

Operating Cash Flow.  We closely monitor operating cash flow as a measure of our business performance. The deferral of recognition of revenue from services, even though customer payments have been received, has an impact on our net loss. In addition, various non-cash charges, such as warrant revaluation expense, depreciation and amortization, and stock-based compensation expense, reduce our net income or increase our net loss. Our close tracking of operating cash flow allows us to better manage the cash needs of our business.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. Although we believe that our estimates and judgments are reasonable under the circumstances, actual results may differ from those estimates.

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management estimates and judgments about matters that are uncertain:

•	revenue recognition;

•	allowance for doubtful accounts;

•	stock-based compensation;

•	estimation of fair value of warrants to purchase convertible preferred stock;

•	inventory valuation; and

•	accounting for income taxes.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations.

Revenue Recognition

We derive our revenue from sales of our products and services. Product revenue consists of revenue from sales of our systems and software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

Our software is integrated with industry standard hardware and is essential to the functionality of the integrated system product. We provide unspecified software updates and enhancements related to our products through service contracts. As a result, we account for revenue in accordance with AICPA Statement of Position No. 97-2, Software Revenue Recognition, or SOP 97-2, as amended by Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, or SOP 98-9, for all transactions involving the sale of software. We recognize product revenue when we have entered into a legally binding arrangement with a customer, delivery has occurred, the fee is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. Our fee is considered fixed or determinable at the execution of an agreement, which comprises the final terms of sale, including the description, quantity and price of each product purchased. Substantially all of the sales under our arrangements with customers, including value-added resellers and distributors, do not include rights of return, acceptance provisions, rebates or other incentives. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and any past transaction history of the customer. If we do not deem the customer credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Substantially all of our products are sold in combination with services, which primarily consist of hardware and software support. Software support provides customers with rights to unspecified software updates and to maintenance releases and patches released during the term of the support period. Hardware support includes Internet access to technical content through Isilon Insight, our knowledge database, repair or replacement of hardware in the event of breakage or failure, and telephone and Internet access to technical support personnel during the term of the support period. Installation services, when provided, are also included in services revenue.

Sales through our indirect channels and reorders through our direct sales force generally consist solely of products and support services. We have established vendor specific objective evidence, or VSOE, for the fair value of our support services as measured by the renewal prices offered to and paid by our customers. We use the residual method, as allowed by SOP 98-9, to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered element, support services, is deferred and the remaining portion of the sales amount is recognized as product revenue. This product revenue is recognized upon shipment, based on freight terms, assuming all other criteria for recognition discussed above have been met and, in the case of all indirect channel sales, persuasive evidence of the identity of the end-user customer is obtained. The fair value of the support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one to three years.

Initial product sales through our direct sales channel sometimes include installation services. For periods through July 2, 2006, we had not established VSOE for these installation services and, accordingly, under the guidance of SOP 97-2, we deferred all revenue from these initial product sales through our direct sales channel until the installation services had been completed. In July 2006, we began to offer and provide professional services to our customers, billed at stated hourly rates reflected in our price lists. As a result, during the quarter ended October 1, 2006, we established VSOE for our professional service offerings, including the basic installation services offered, in accordance with the guidance of SOP 97-2.

Allowance for Doubtful Accounts

We review our allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific age and amount, and all other balances on a pooled basis based on historical collection experience and economic risk assessment. Accordingly, the amount of this allowance will fluctuate based upon changes in revenue levels, collection of specific balances in accounts receivable and estimated changes in customer credit quality or likelihood of collection. Our allowance for doubtful accounts was $501,000 and $239,000 at December 31, 2006 and January 1, 2006, respectively.

Stock-Based Compensation

Information regarding our stock option grants to our employees, non-employee members of our board of directors and advisory boards, and non-employees for 2005 and 2006 is summarized as follows:

			Estimated
	Number of		Fair
	Shares Subject	Exercise	Value of
	to Options	Price	Common Stock	Intrinsic Value
Date of Issuance	Granted	per Share	per Share	per Share

January 2005 — April 2005	1,345,585	$0.22	$0.22	$—
May 2005	212,499	0.48	0.48	—
June 2005 — October 2005	614,360	0.46	0.46	—
February 2006	787,066	0.82	0.92	0.10
March 2006	699,134	0.82	1.20	0.38
March 2006	604,162	0.82	1.30	0.48
April 2006	672,492	1.35	1.61	0.26
May 2006	60,829	1.35	1.97	0.62
June 2006	320,169	1.35	3.12	1.77
July 2006	148,330	3.70	4.08	0.38
August 2006	78,330	3.70	5.09	1.39
September 2006	227,485	5.36	5.91	0.55
October 2006	381,539	6.12	7.32	1.20
November 2006	136,244	8.12	8.12	—
December 2006	254,162	13.00	13.00	—

Prior to January 2, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or

APB 25, and Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, we recognized no stock-based compensation expense for options granted with an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant.

Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, or SFAS 123(R), using the prospective transition method, which requires us to apply the provisions of SFAS 123(R)only to awards granted, modified, repurchased or cancelled after the adoption date. Under this transition method, our stock-based compensation expense recognized beginning January 2, 2006 is based on the grant date fair value of stock option awards we grant or modify after January 1, 2006. We recognize this expense on a straight-line basis over the optionees’ requisite service period. We estimate the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant for options granted prior to our initial public offering in December 2006 and the expected volatility of the stock over the expected term of the related grants.

We determined that it was not practicable to calculate the volatility of our share price since our securities have been publicly traded for a limited period of time; we have limited information on our own past volatility, and we are a high-growth technology company whose future operating results are not comparable to prior operating results. Therefore, we estimated our expected volatility based on reported market value data for a group of publicly traded companies, which we selected from market indices that we believed were relatively comparable after consideration of their size, stage of lifecycle, profitability, growth, risk and return on investment. We used the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term that we estimated.

In 2006, we recorded non-cash stock-based compensation expense of $606,000 in accordance with SFAS 123(R) based on the related options having an expected term of approximately four years. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest. Our estimated forfeiture rate for 2006 was 3%. If the actual number of forfeitures differs from that estimated, we may be required to record adjustments to stock-based compensation expense in future periods. As of December 31, 2006, our total unrecognized compensation expense related to stock-based awards granted in accordance with SFAS 123(R) since January 2, 2006 was $6.2 million.

We account for stock-based compensation arrangements with non-employees in accordance with FASB Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18, using a fair value approach. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes option valuation model. This model utilizes the estimated fair value of our common stock, the contractual term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. Stock-based compensation expense during 2006 relating to awards to non-employees was $34,000. As of December 31, 2006, our total unrecognized compensation expense related to stock-based awards granted in accordance with EITF 96-18 was $109,000.

Prior to the initial public offering in December 2006, the absence of an active market for our common stock required our board of directors, the members of which we believe had extensive business, finance and venture capital experience, to estimate the fair value of our common stock for purposes of determining stock-based compensation expense for the periods presented. In response to that requirement, our board of directors formed an ad hoc stock valuation committee in June 2004 to analyze our stock value and recommend common stock valuation estimates. The committee performed these analyses and made estimates of the fair value of our common stock, at least quarterly, through October 2006.

Through November 2005, the committee determined the estimated fair value of our common stock, based in part on a market capitalization analysis of comparable public companies and other metrics, including revenue multiples and price/earning multiples, as well as the following:

•	the prices for our convertible preferred stock sold to outside investors in arms-length transactions, and the rights, preferences and privileges of that convertible preferred stock relative to those of our common stock;

•	the hiring of key personnel;

•	the increase in the number of our channel partners and our channel revenue in 2005;

•	significant sales to one customer in 2005;

•	acceptance of our products within different industries and by a wide variety of additional customers;

•	the launch of new products;

•	our stage of development and revenue growth;

•	the fact that the option grants involved illiquid securities in a private company; and

•	the likelihood of achieving a liquidity event, such as an initial public offering or sale of the company, for the shares of common stock underlying the options given prevailing market conditions.

The estimated fair value of our common stock from June 2005 to October 2005 remained consistent based on our then-current projected revenue and the actual results as compared to those projections. The estimated fair value of our common stock increased from October 2005 to December 2005. The increase in the fair value during this period was due to the following:

•	For the three months ended January 1, 2006, total revenue increased approximately 59% over the immediately preceding quarter ended October 2, 2005;

•	We generated revenue during this period from 46 new customers, including 21 new customers within the media and entertainment industry;

•	We also began to generate revenue during this period from customers in different industries such as the online services, cable and telecommunications, and oil and gas industries, which represented some of the early sales generated by us in each of these industries and marked additional acceptance of our systems outside the media and entertainment industry; and

•	We made advances in product development during this period, which included the release of our Isilon IQ 6000 and of our IQ Accelerator.

In December 2005, we engaged an independent third-party valuation firm, Duff & Phelps, LLC, to perform valuations of our common stock and convertible preferred stock at least quarterly. In January 2006, April 2006, July 2006, September 2006 and October 2006, we obtained valuations of the estimated then-current fair values of our stock prepared by Duff & Phelps, LLC. These valuations used a probability-weighted combination of the market comparable approach and the income approach to estimate the aggregate enterprise value of our company at each valuation date. The market comparable approach estimates the fair value of a company by applying to that company market multiples of publicly traded firms in similar lines of business. The income approach involves applying appropriate risk-adjusted discount rates to estimated debt-free cash flows, based on forecasted revenue and costs. The projections used in connection with this valuation were based on our expected operating performance over the forecast period. There is inherent uncertainty in these estimates. If different discount rates or other assumptions had been used, the valuation would have been different.

Duff & Phelps, LLC applied a 50% weighting to the market comparable approach and a 50% weighting to the income approach in its valuations. It allocated the aggregate implied enterprise value that it estimated to the shares of preferred and common stock using the option-pricing method at each valuation date. The option-pricing method involves making assumptions regarding the anticipated timing of a potential liquidity event, such as an initial public offering, and estimates of the volatility of our equity securities. The anticipated timing was based on the plans of our board of directors and management. Estimating the volatility of the share price of a privately held company is complex because there is no readily available market for the shares. Duff & Phelps, LLC estimated the volatility of our stock based on available information on the volatility of stocks of publicly traded companies in our industry. Had different estimates of volatility and anticipated timing of a potential liquidity event been used, the allocations between the shares of preferred and common stock would have been different and would have resulted in a different value being determined for our common stock as of each valuation date. Due to the contemplated timing of a potential public offering, we reduced the non-marketability discount applied to our stock from approximately 20% in January 2006 to 15% in April 2006 and to 10% for the valuations performed in, and subsequent to, July 2006.

During the first nine months of 2006, we granted options to purchase our common stock at dates that generally fell between the dates of the valuations performed by Duff & Phelps, LLC. In those instances, we granted awards with an exercise price equal to the per-share fair value determined by the most recent valuation received from Duff & Phelps, LLC. For purposes of estimating the fair value of our common stock underlying stock options on these dates of grant under SFAS 123(R), we retrospectively calculated our revenue growth between the dates of the third-party valuation received immediately prior to and subsequent to the grant date and utilized this information to interpolate an estimated per share value of our common stock between those dates. As a result, the stock options we have granted since February 2006 had an exercise price less than the subsequently estimated fair value of the common stock at the date of grant, which is included in the options’ SFAS 123(R) fair value determination.

The increase in the estimated fair value of our common stock from December 31, 2005 to April 2, 2006 was primarily the result of the decrease in the non-marketability discount applied as well as a decrease in the discount rate used in the Duff & Phelps, LLC income approach calculations. In April 2006, we began preliminary discussions regarding a potential public offering of our common stock. As a consequence, the non-marketability discount applied by Duff & Phelps, LLC decreased from 20% in December 2005 to 15% in April 2006. The discount rate was decreased to 20% in April 2006 from 25% in December 2005 as a result of the following events in the intervening period:

•	For the three months ended April 2, 2006, total revenue increased approximately 20% over the immediately preceding fiscal quarter, and we acquired 33 new customers, particularly in the media and entertainment and oil and gas industries;

•	For the three months ended April 2, 2006, gross profit increased to approximately $5.4 million, an increase of approximately 20% over the immediately preceding fiscal quarter;

•	We achieved advances in product development, including the release of our next generation operating system software, OneFS 4.0, and of our Isilon EX6000;

•	The number of our value-added resellers and other distributors, as well as the revenue recognized through these parties, increased; and

•	International sales and operations increased, including the addition of a sales office in the United Kingdom and the hiring of key international personnel.

The increase in the estimated fair value of our common stock from April 2, 2006 to July 2, 2006 was primarily the result of the decrease in the non-marketability discount applied as well as a decrease in the discount rate used in the Duff & Phelps, LLC income approach calculations. In June 2006, we decided to initiate the process for an initial public offering of our common stock and had requested proposals from several investment banks. As part of this decision, the timing of a potential public offering was accelerated to December 2006 or the first quarter of 2007. As a consequence, the non-marketability discount applied by Duff & Phelps, LLC decreased to 10% in July 2006 from 15% in April 2006. The discount rate was decreased to 17% in July 2006 from 20% in April 2006 as a result of the following events in the intervening period:

•	For the three months ended July 2, 2006, total revenue increased approximately 29% over the immediately preceding fiscal quarter and we acquired 42 new customers, particularly in the media and entertainment and oil and gas industries;

•	For the three months ended July 2, 2006, gross profit increased to $7.0 million, an increase of approximately 30% over the immediately preceding fiscal quarter;

•	The number of our value-added resellers and other distributors, as well as the revenue recognized through these parties, increased; and

•	International sales and operations continued to increase, including the addition of sales offices in South Korea, France and Germany and the hiring of key international personnel.

The increase in the estimated fair value of our common stock from July 2, 2006 to October 1, 2006 was primarily the result of the decrease in the discount rate used in the Duff & Phelps, LLC income approach calculations. Because we were continuing to progress toward an initial public offering to close in December 2006 and our assumptions were unchanged, the non-marketability discount remained at 10%. The discount rate was decreased to 16% in October 2006 from 17% in September 2006 as a result of the following events in the intervening period:

•	For the three months ended October 1, 2006, total revenue increased approximately 33% over the immediately preceding fiscal quarter, and we acquired 63 new customers, particularly in the media and entertainment and life sciences industries;

•	For the three months ended October 1, 2006, gross profit increased to $9.3 million, an increase of approximately 33% over the immediately preceding fiscal quarter;

•	The number of our value-added resellers and other distributors, as well as the revenue recognized through these parties, continued to increase; and

•	International sales and operations continued to increase.

The estimated fair value of our common stock increased from October 2006 to November 2006 due to the communication of a preliminary estimate of a valuation range for our initial public offering from our underwriters. As a result, we increased the estimated fair value of our common stock to the midpoint of this valuation range less a 10% non-marketability discount. The non-marketability discount remained unchanged because our assumptions regarding our initial public offering remained the same as in October 2006.

Lastly, in December 2006 the estimated fair value of our common stock underlying options granted to employees on the day of pricing of our initial public offering was $13.00, which equaled the price of our common stock determined by the pricing of the initial public offering.

In addition, if we had made different assumptions and estimates than those described above, the amount of our recognized and to be recognized stock-based compensation expense, net loss and net loss per share amounts could have been materially different. We believe that we have used reasonable methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, to determine the fair value of our common stock.

Estimation of Fair Value of Warrants to Purchase Convertible Preferred Stock

On July 4, 2005, we adopted FASB Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5. FSP 150-5 provides that the warrants we have issued to purchase shares of our convertible preferred stock are subject to the requirements in FSP 150-5, which requires us to classify these warrants as current liabilities and to adjust the value of these warrants to their fair value at the end of each reporting period. At the time of adoption, we recorded an expense of $89,000 for the cumulative effect of this change in accounting principle, to reflect the estimated fair value of these warrants as of that date. We recorded $52,000 and $8.4 million of additional expense in other income (expense), net, for the remainder of 2005 and during 2006, respectively, to reflect further increases in the estimated fair value of the warrants. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option valuation model. This model utilizes the estimated fair value of the underlying convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, and expected dividends and expected volatility of the price of the underlying convertible preferred stock. We utilized recommended estimates prepared by Duff & Phelps, LLC in determining the fair value of the underlying convertible preferred stock in determining the valuation of these warrants.

Upon the closing of our initial public offering, these warrants converted into warrants to purchase shares of our common stock and, as a result, no longer are subject to FSP 150-5. The current aggregate fair value of these warrants was reclassified from current liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), and we ceased to record any related periodic fair value adjustments.

Inventory Valuation

Inventories primarily consist of finished systems and are stated at the lower of cost, on the average cost method, which approximates first-in, first-out, or FIFO, or market value. A large portion of our inventory also relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. The number of evaluation units has increased due to our overall growth and an increase in our customer base. Inventory valuation reserves are established to reduce the carrying amounts of our inventories to their net estimated realizable values. Inventory valuation reserves are based on historical usage, expected demand and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation reserves are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory valuation reserves could be required and would be reflected in cost of product revenue in the period in which the reserves are taken. Inventory valuation reserves were $1.1 million and $1.3 million as of December 31, 2006, January 1, 2006, respectively.

Accounting for Income Taxes

At December 31, 2006, we had $37.4 million of net operating loss carryforwards available to offset future taxable income for federal and state purposes. These net operating loss carryforwards expire for federal purposes from 2021 to 2026. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2006, we had gross deferred tax assets of $23.7 million, which were primarily related to federal and state net operating loss carryforwards and research and development expenses capitalized for tax purposes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance. Due to the uncertainty of our future profitability, we have recorded a valuation allowance equal to the $23.7 million of gross deferred tax assets as of December 31, 2006. Accordingly, we have not recorded an income tax benefit in our statement of operations for any of the periods presented. If we determine in the future that these deferred tax assets are more-likely-than-not to be realized, a release of all or a portion of the related valuation allowance would increase income in the period in which that determination is made.

Results of Operations

Revenue.  We derive our revenue from sales of our products and services. Our customers typically purchase a cluster of our storage devices comprised of three or more nodes. Each node includes our OneFS operating system software and industry standard hardware. We offer various systems to meet customer-specific storage capacity and performance requirements. In addition, customers may purchase separate additional software applications for enhanced functionality. Pricing of our products depends, in part, on our cost of goods at the time we determine the overall pricing of our products and the size of the cluster and software modules purchased. We may periodically change the list prices of our storage system products.

Our total revenue has grown from $1.3 million in 2003, when we began shipping our products, to $7.7 million in 2004, to $21.1 million in 2005 and to $62.3 million in 2006. This growth has been driven primarily by an increase in sales of our Isilon IQ product family to new customers, resulting in an increase in the size of our customer base. Our customer base increased by 340% from December 31, 2003 to January 2, 2005, by 230% from January 2, 2005 to January 1, 2006 and by 152% from January 1, 2006 to December 31, 2006. We expect our customer base to increase in size over time if we are successful in increasing market penetration in target industries and expanding our distribution channels within the United States. In addition, if we are successful in expanding our international distribution channels, we expect that revenue from customers located outside the United States will increase as a percentage of our total revenue.

A majority of customers that buy our storage systems later add to their storage cluster. Over the last eight quarters, the average size of repeat orders has been at least as large as the average size of initial orders in the same period. The average size of initial orders and the average size of repeat orders within the first year after initial purchases are both growing. Overall, average order size increased by 54% from 2003 to 2004, by 26% from 2004 to 2005 and by 17% from 2005 to 2006.

The growth in our revenue has also been driven by new product introductions. We introduced one new product in 2004 and five new products in both 2005 and 2006. These new products offer new features and functionality that allow us to market to a broader customer base. Revenue growth from new customers in 2005 and existing customers in 2006 resulted primarily from new products that were introduced in 2005. Revenue from our new customers as a percentage of total revenue was 40% and 61% in 2006 and 2005, respectively. Reorder revenue from our existing customers as a percentage of total revenue was 60% and 39% in 2006 and 2005, respectively.

A key aspect of our business strategy is the development and sale of new complementary software applications. We began marketing two of our three software applications, SmartConnect and SnapshotIQ, in October 2006. As a result, sales of software applications to date have constituted a small amount of total revenue. With the introduction of these and future new software applications, we anticipate that revenue from software applications will represent a growing percentage of total revenue.

Additionally, we sell support services to our customers. The percentage of our total revenue derived from support services was 11% in 2004 and 2005 and 13% in 2006. We anticipate that support services will continue to be purchased by new and existing customers and that services revenue will increase over time to between 15% and 20% of our total revenue.

We sell our products and services directly through our field sales force and indirectly through channel partners such as value-added resellers and distributors. Total revenue through channel partners increased from 6% in 2004 to 27% in 2005 and 45% in 2006.

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(Dollars in thousands)

Revenue by type:
Product	$54,181	$18,709	$6,847
Services	8,098	2,374	806

Total revenue	$62,279	$21,083	$7,653

% revenue by type:
Product	87%	89%	89%
Services	13	11	11

Total	100%	100%	100%

Revenue by geography:
Domestic	$47,449	$17,559	$7,397
International	14,830	3,524	256

Total revenue	$62,279	$21,083	$7,653

% revenue by geography:
Domestic	76%	83%	97%
International	24	17	3

Total	100%	100%	100%

Revenue by sales channel:
Direct	$34,425	$15,464	$7,164
Indirect	27,854	5,619	489

Total revenue	$62,279	$21,083	$7,653

% revenue by sales channel:
Direct	55%	73%	94%
Indirect	45	27	6

Total	100%	100%	100%

Cost of Revenue and Gross Margin.  Cost of product revenue consists primarily of amounts paid to Sanmina, our contract manufacturer, in connection with the procurement of hardware components and assembly of those components into our systems, costs of shipping and logistics, and valuation reserves taken for excess and obsolete inventory. The components that are used in the assembly of our products include disk drives, memory chips and CPUs. Our contract manufacturer does not enter into long-term contracts for any of these components; thus, prices for these components are subject to fluctuations in the spot market, which can cause our cost of product revenue to fluctuate. Cost of services revenue is primarily comprised of salaries and employee benefits and third-party costs in providing technical support.

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(Dollars in thousands)

Revenue:
Product	$54,181	$18,709	$6,847
Services	8,098	2,374	806

Total revenue	$62,279	$21,083	$7,653

Cost of revenue:
Product	$25,709	$10,388	$3,453
Services	3,622	1,187	710

Total cost of revenue	$29,331	$11,575	$4,163

Gross margin:
Product	53%	44%	50%
Services	55	50	12
Total gross margin	53	45	46

Our gross margin has been and will continue to be affected by a variety of factors, including average sales prices of our systems, the revenue attributable to sales of software applications as a percentage of total revenue, the rate at which our customers adopt our higher margin products such as higher density systems and software applications, the timing of component cost reductions through product redesign, the timing of supplier cost reductions that might result from volume discount pricing, and overall market conditions.

If our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in our customer service and support structure to support this growth. The rate at which we add new customers will affect the level of these upfront investments. The timing of these additional expenditures could materially affect our cost of revenue, both in absolute dollars and as a percentage of total revenue, in any particular period. This could cause downward pressure on services and total gross margins. However, we expect overall gross margin to increase to approximately 60%-64% over the long term. We believe that we will see steady increases in gross margin as software revenue, which has a higher gross margin, increases as a percent of our total revenue.

Research and Development Expenses.  Research and development expenses primarily include personnel costs, prototype expenses, facilities expenses and depreciation of equipment used in research and development. In addition to our United States development teams, we use an offshore development team from a third-party contract engineering provider in Moscow, Russia. Research and development expenses are recorded when incurred. We are devoting substantial resources to the development of additional functionality for existing products and the development of new systems and software products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining and improving our competitive position. Accordingly, we expect research and development expenses to continue to increase in total dollars although we expect these expenses to decrease as a percentage of total revenue to approximately 11%-16% over the next several years.

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(Dollars in thousands)

Research and development expenses	$16,524	$12,478	$7,446
Percent of total revenue	27%	59%	97%

Sales and Marketing Expenses.  Sales and marketing expenses primarily include personnel costs, sales commissions, professional services fees, trade shows, marketing programs, depreciation, and facilities expenses.

We plan to continue to invest heavily in sales and marketing by increasing the size of our field sales force and the number of our channel partners to allow us to expand into existing and new geographic and vertical markets. We also plan to continue to invest in expanding our domestic and international sales and marketing activities and building brand awareness. We expect that sales and marketing expenses will increase in absolute dollars, grow at a faster rate than our research and development expenses and thus remain our largest expense category. However, we expect sales and marketing expenses to decrease as a percentage of total revenue in the future due to our expected growth and attainment of economies of scale. Over the next several years, we expect sales and marketing expenses to be in the high 20% to low 30% of total revenue. Generally, sales personnel are not immediately productive and thus sales and marketing expenses do not immediately result in revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(Dollars in thousands)

Sales and marketing expenses	$24,390	$12,377	$6,305
Percent of total revenue	39%	59%	82%

General and Administrative Expenses.  General and administrative expenses primarily include personnel costs, facilities expenses related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services such as legal, accounting, compliance and information systems. Since the initial public offering, we have incurred and will continue to incur significant additional accounting, legal and compliance costs as well as additional insurance, investor relations and other costs associated with being a public company. Accordingly, we expect general and administrative expenses to continue to increase in total dollars although we expect these expenses to decrease as a percentage of total revenue to the mid to upper single digit percent of revenue over the next several years.

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(Dollars in thousands)

General and administrative expenses	$7,411	$3,681	$2,300
Percent of total revenue	12%	17%	30%

Other Income (Expense), Net.  Other income (expense), net primarily includes interest income on cash, cash equivalents and marketable securities balances and interest expense on our outstanding debt. It also includes realized gain (loss) on short-term investments. In addition, in 2006 and 2005, other income (expense), net, included the adjustment we made to record our preferred stock warrants at fair value in accordance with FSP 150-5. We adopted FSP 150-5 and accounted for the related cumulative effect of the change in accounting principle on July 4, 2005.

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands)

Interest income and other	$306	$314	$132
Interest expense	(1,751)	(330)	(114)
Warrant revaluation expense	(8,431)	(52)	—
Loss on disposal of property and equipment	(76)	—	—

Other income (expense), net	$(9,952)	$(68)	$18

Fiscal 2006 Compared to Fiscal 2005

Revenue.  Total revenue was $62.3 million in 2006 compared to $21.1 million in 2005, an increase of 195%. Revenue increased in 2006, primarily due the expansion of our customer base, an increase in average deal size, an increase in repeat orders and the number of product offerings available to our customers. Our customer base grew 152% from 2005 to 2006, primarily due to better penetration in our target markets, our expanded sales force and traction in international markets. In 2006, reorders from existing customers represented approximately 60% of total revenue, compared to 39% in 2005. The average initial order size increased by 20% in 2006 from 2005 and the average reorder size increased by 14% in the same comparative period. The increases in reorders and average order size are attributable to greater acceptance of our existing products and the introduction of new product offerings.

In 2006, Comcast Corporation, which purchased through one of our resellers, accounted for 16% of our total revenue and Eastman Kodak Company accounted for 10% of our total revenue. In 2005, Eastman Kodak Company accounted for 20% of our total revenue. Both of these customers buy our products on a purchase order basis, and neither has a long-term contract or minimum sales commitment.

In 2006, we derived 45% of our total revenue from indirect channels compared to 27% in 2005. This increase in indirect channel revenue was due to the growing market for our products and our increased focus on expanding our indirect channel sales by hiring dedicated sales managers and expanding our group of value-added resellers. Computer Design and Integration LLC, the reseller that sold to Comcast, is the only reseller that accounted for more than 10% of our total revenue in both 2006 and 2005. We generated 24% of our total revenue in 2006 from international locations, compared to 17% in 2005. We plan to continue to expand into international locations and introduce our products in new markets directly and indirectly through channel partners.

Services revenue increased $5.7 million, or 241%, to $8.1 million in 2006 from $2.4 million in 2005. The increase in services revenue was a result of increased product sales and first-year technical support sales combined with the renewal of service contracts by existing customers. As our installed customer base grows and since substantially all of our customers continue to renew their service contracts, we expect our proportion of services revenue to continue to increase as a percentage of total revenue from its 13% level in 2006.

Gross Margin.  Gross margin increased eight percentage points to 53% in 2006 from 45% in 2005. Gross margin for product revenue also increased nine percentage points to 53% in 2006 from 44% in 2005. These increases in gross margin were primarily due to customer adoption of our new generation of products released in 2005 and 2006, which have more favorable gross margins as a result of reduced product component costs and an increase in software sales. Some of our new generation products were designed, among other things, to deliver a higher amount of storage capacity within each node. This higher capacity has resulted in increased gross margins even as price per megabyte of storage charged to our customers has decreased. During the latter part of 2006, we released two new software applications, SnapshotIQ and SmartConnect, which carry a higher gross margin than our margin on our overall product revenue. In the fourth quarter of 2006, more than one in three new customers purchased one or more of our three software applications.

We expect to continue to experience pricing pressures within our industry as the price per megabyte of storage decreases year over year. The downward pricing pressure is primarily due to the decreasing prices of disk drives and other industry standard hardware components. Depending on the product type, disk drives can represent approximately one-fourth of our material cost. Historically, disk drives have decreased in price approximately 30% from year to year. Thus, the decline in product prices that we experienced was more than offset by a greater percentage decrease in cost of product revenue on a per node basis resulting in an overall increase in product gross margin in 2006 compared with 2005.

Gross margin for services revenue increased five percentage points to 55% in 2006 from 50% in 2005. Services revenue includes support services for both our software and our hardware products. Software support provides customers with software updates, maintenance releases and patches, which have minimal costs. Hardware support includes Internet access to our technical knowledge database and Internet access to technical support personnel. Costs to maintain the technical knowledge database and to maintain our technical support group have not increased at the same rate as services revenue. As a result, gross margin for services revenue increased due to our services revenue growing more rapidly than these fixed costs associated with the services performed.

Research and Development Expenses.  Research and development expenses increased $4.0 million, or 32%, to $16.5 million in 2006 from $12.5 million in 2005. Research and development employees increased to 98 at December 31, 2006 from 75 at January 1, 2006. The increase year over year was primarily due to an increase in salaries and benefits, facilities, depreciation expenses and professional services offset by a decrease in new product prototype expenses. Stock-based compensation expense related to research and development increased to $160,000 in 2006 from none in 2005. As a percent of 2006 revenue, research and development expense fell to 27% from 59% in 2005.

Sales and Marketing Expenses.  Sales and marketing expenses increased $12.0 million, or 97%, to $24.4 million in the 2006 from $12.4 million in 2005. Sales and marketing employees increased to 101 at December 31, 2006 from 74 at January 1, 2006. The year over year increase in sales and marketing expenses was primarily due to an increase in headcount-related costs, trade shows, marketing programs, travel expenses and sales commissions. Stock-based compensation expense included in sales and marketing expenses was $198,000 in 2006 compared to none in 2005. As a percent of 2006 revenue, sales and marketing expense fell to 39% from 59% in 2005.

General and Administrative Expenses.  General and administrative expenses increased $3.7 million, or 101%, to $7.4 million in 2006 from $3.7 million in 2005. General and administrative employees increased to 40 at December 31, 2006 from 21 at January 1, 2006. The increase year over year was primarily due to an increase in salaries and benefits, professional service fees, facilities and depreciation expenses. The additional personnel and professional services fees were primarily the result of our ongoing efforts to build the legal, financial, human resources and information technology functions required of a public company. We expect to incur significant additional expenses as a result of operating as a public company, including costs to comply with the Sarbanes-Oxley Act of 2002 and other rules and regulations applicable to public companies. Stock-based compensation expense included in general and administrative expenses increased to $258,000 in 2006 from $5,000 in 2005. As a percent of 2006 revenue, general and administrative expense fell to 12% from 17% in 2005.

Other Income (Expense), Net.  Other expense, net increased by nearly $9.9 million to $10.0 million in 2006 from $68,000 in 2005. The increase was primarily due to a $8.4 million warrant revaluation expense in 2006. Interest expense increased due to a higher average debt balance throughout 2006 that carried a higher average interest rate. The increase in the average debt balance was primarily attributable to a $6.0 million subordinated debt financing that closed in the first quarter of 2006, which was terminated in December 2006 subsequent to the initial public offering. Included in interest expense for 2006 was a debt discount of $540,000 and an early termination fee of $180,000 related to this debt financing.

Fiscal 2005 Compared to Fiscal 2004

Revenue.  Our total revenue was $21.1 million in 2005 as compared to $7.7 million in 2004, an increase of 175%. In 2005 and 2004, Eastman Kodak Company accounted for 20% and 60%, respectively, of our total revenue. Product revenue increased by $11.9 million to $18.7 million in 2005 from $6.8 million in 2004 due to a 230% increase in our customer base from 2004 to 2005. Five new product introductions in 2005 contributed to new customer growth. Revenue related to new customer sales represent approximately 61% of total revenue in 2005 as compared to 35% of total revenue in 2004. Reorder revenue from our existing customers represented approximately 39% of total revenue in 2005 as compared to 65% of total revenue in 2004. The average size of reorders increased by 13% from 2004 to 2005. The average size of initial orders increased by 58% from 2004 to 2005.

Services revenue increased by $1.6 million to $2.4 million in 2005 from $806,000 in 2004. The increase in services revenue was a result of increased product sales and first-year technical support service sales combined with the renewal of service contracts by existing customers. In 2005, we derived 27% of our total revenue from indirect channels compared to 6% in 2004.

Gross Margin.  Gross margin decreased one percentage point to 45% in 2005 from 46% in 2004. Product revenue gross margin declined six percentage points to 44% in 2005 from 50% in 2004. A negative factor impacting product revenue gross margin was an inventory valuation reserve of $1.0 million taken in 2005 because of technological obsolescence of certain early-generation products. Absent taking this reserve, our 2005 product gross margin would have remained constant at the 50% level of 2004.

Gross margin for services revenue increased to 50% in 2005 from 12% in 2004. Services revenue includes support services for both our software and our hardware products. Software support provides customers with software updates, maintenance releases and patches, which have minimal costs. Hardware support includes Internet access to our technical knowledge database and Internet access to technical support personnel. Costs to maintain the technical knowledge database and to maintain our technical support group have not increased at the same rate as services revenue. As a result, gross margin for services revenue increased due to our services revenue growing more rapidly than these fixed costs associated with the services performed.

Research and Development Expenses.  Research and development expenses increased $5.1 million, or 68%, to $12.5 million in 2005 from $7.4 million in 2004. Research and development employees increased to 75 at the end of 2005 from 56 at the end of 2004. The increase year over year was primarily due to an increase in salaries and benefits, depreciation of development equipment accounted, new product prototype expenses and facilities expenses.

Sales and Marketing Expenses.  Sales and marketing expenses increased $6.1 million, or 96%, to $12.4 million in 2005 from $6.3 million in 2004. Sales and marketing employees increased to 74 at the end of 2005 from 35 at the end of 2004. The increase year over year was primarily due to an increase in salaries and benefits, commissions, and sales and marketing promotion and sales programs.

General and Administrative Expenses.  General and administrative expenses increased $1.4 million, or 60%, to $3.7 million in 2005 from $2.3 million in 2004. General and administrative employees increased to 21 at the end of 2005 from 13 at the end of 2004. The increase year over year was primarily due to an increase in salaries and benefits and professional services fees. The additional personnel and professional services fees were primarily the result of our ongoing efforts to build legal, financial, human resources and information technology functions.

Other Expense (Income), Net.  Other expense, net decreased by $86,000 to $68,000 in 2005 from net income of $18,000 in 2004. The decrease was primarily due to an increase in interest expense partially offset by an increase in interest income, and a $52,000 warrant revaluation expense recognized in accordance with FSP 150-5. This accounting rule required us to classify our preferred stock warrants as liabilities and record them at fair value with any increase or decrease in value of the warrants recorded as other expense or income. Interest expense increased due to $6.0 million of additional debt and a higher average interest rate. The increase in interest income was primarily due to higher average cash balances in 2005.

Fiscal 2004 Compared to Fiscal 2003

Revenue.  Our total revenue was $7.7 million in 2004 as compared to $1.3 million in 2003, an increase of 492%. We began shipping products in the first quarter of 2003. In 2004, we had one customer that accounted for 60% of our total revenue. Product revenue increased by $5.6 million to $6.8 million in 2004 from $1.2 million in 2003 due to a 340% increase in new customers from 2003 to 2004. Reorder revenue from our existing customers represented approximately 65% of total revenue in 2004. The average size of repeat orders increased by 153% from 2003 to 2004. The average size of initial orders decreased by 11% from 2003 to 2004, but average order size in total still increased significantly. Services revenue increased by $710,000 to $806,000 in 2004 from $96,000 in 2003. The increase in services revenue was due to increases in product sales and first-year technical support service sales. In 2004, we derived 6% of our total revenue from indirect channels. We had no indirect channel sales in 2003.

Gross Margin.  Gross margin increased 13 percentage points to 46% in 2004 from 33% in 2003. Gross margin for product revenue increased 14 percentage points to 50% in 2004 from 36% in 2003. These increases in gross margin were due to customer adoption of a newer generation of products that became available in April 2004, reduced costs of product components and, in the former case, higher services revenue gross margins. In addition, our newer generation products in 2004 were designed with a new version of our OneFS operating system software and hardware features that resulted in more favorable component pricing.

Gross margin for services revenue increased 11 percentage points to 12% in 2004 from 1% in 2003. Services revenue includes support services for both our software and our hardware products. Software support provides customers with software updates, maintenance releases and patches, which have minimal costs. Hardware support includes Internet access to our technical knowledge database and Internet access to technical support personnel. Costs to maintain the technical knowledge database and to maintain our technical support group have not increased at the same rate as services revenue. As a result, gross margin for services revenue increased due to our services revenue growing more rapidly than these fixed costs associated with the services performed.

Research and Development Expenses.  Research and development expenses increased $3.0 million, or 69%, to $7.4 million in 2004 from $4.4 million in 2003. Research and development employees increased to 56 at the end of 2004 from 35 at the end of 2003. The increase year over year was primarily due to an increase in salaries and benefits, depreciation of research equipment and facilities expenses.

Sales and Marketing Expenses.  Sales and marketing expenses increased $3.6 million, or 130%, to $6.3 million in 2004 from $2.7 million in 2003. Sales and marketing employees increased to 35 at the end of 2004 from 11 at the end of 2003. The increase year over year was primarily due to an increase in salaries, benefits and commissions, prototype expenses and travel and entertainment.

General and Administrative Expenses.  General and administrative expenses increased $653,000, or 40%, to $2.3 million in 2004 from $1.6 million in 2003. General and administrative employees increased to 13 at the end of 2004 from five at the end of 2003. The increase year over year was primarily due to an increase in salaries and benefits and bad debt expense, offset by a decrease in professional services fees.

Other Income (Expense), Net.  Other income, net decreased by $85,000 to $18,000 in 2004 from $103,000 in 2003. The decrease was primarily due to an increase in interest expense, which was attributable to additional bank borrowings in 2004.

Liquidity and Capital Resources

As of December 31, 2006, our principal sources of liquidity consisted of cash and cash equivalents of $99.9 million and net accounts receivable of $24.4 million.

In December 2006, we received net proceeds of approximately $105.7 million (after underwriters’ discounts of $8.1 million and additional offering related costs of approximately $2.4 million). Our primary sources of cash historically have been proceeds from the issuance of convertible preferred stock, customer payments for our products and services and proceeds from the issuance of notes payable. From the beginning of 2001 through December 31, 2006, we issued convertible preferred stock with aggregate net proceeds of $69.5 million and notes payable with aggregate proceeds of $70.4 million. The proceeds from the notes payable have been used to fund our losses from operations and capital expenditures. Although our credit facilities remain available, we anticipate that we will not have a need to fund operations through additional borrowings in the near term.

Our principal uses of cash historically have consisted of payroll and other operating expenses, repayments of borrowings and purchases of property and equipment primarily to support the development of new products. From the beginning of 2001 through December 31, 2006, we made $70.4 million in principal payments on notes payable and purchased $13.0 million in property and equipment.

Since the second quarter of 2005, we have expanded our operations internationally. Our sales contracts are denominated in United States dollars and therefore, the increase in our revenue derived from international customers has not affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates. To date, the foreign currency effect on our cash and cash equivalents has been immaterial.

The following table shows our working capital and cash, cash equivalents and marketable securities as of the stated dates:

	As of
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands)

Working capital	$109,093	$7,332	$7,204
Cash, cash equivalents and marketable securities	99,899	12,656	8,618

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands)

Net cash used in operating activities	$(17,300)	$(18,411)	$(11,798)
Net cash (used in) provided by investing activities	(3,491)	(5,536)	611
Net cash provided by financing activities	109,833	26,179	17,818

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly influenced by our cash investments to support the growth of our business in areas such as research and development, sales and marketing and corporate administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other current assets and liabilities. Certain metrics such as inventory and accounts receivable turns historically have been impacted by our product mix and the timing of orders from our customer base. As we have continued to build our integrated relationship with our manufacturing partner Sanmina, we have experienced a steady improvement in inventory turns due to the transition of inventory management to Sanmina. Accounts receivable levels at quarter-ends have historically been affected by the timing of orders from our customers during the quarter.

Net cash used in operating activities was $17.3 million, $18.4 million and $11.8 million in 2006, 2005 and 2004, respectively. Net cash used in operating activities in 2006 consisted primarily of our net loss of $25.4 million and a $16.5 million increase in net accounts receivable offset by $8.4 million of non-cash charges related to the revaluation of our preferred stock warrants to their estimated fair value, an increase of $7.8 million in deferred revenue and customer deposits and $4.2 million of depreciation and amortization expense. Net cash used in operating activities in 2005 consisted of our net loss of $19.2 million and a use of $3.1 million related to net changes in our operating assets and liabilities, reduced by depreciation and amortization expense of $2.6 million and excess and obsolete inventory expense of $1.0 million. Net cash used in operating activities in 2004 primarily consisted of our net loss of $12.5 million, reduced by depreciation and amortization expense of $1.0 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Net cash used in investing activities in 2006 was $3.5 million, comprised of $5.3 million of capital expenditures, primarily related to improvements for newly-leased space for our headquarters and increased research and development lab equipment, offset primarily by $1.8 million of net sales of marketable securities.

Net cash used in investing activities was $5.5 million in 2005, comprised of capital expenditures of $3.7 million and net purchases of marketable securities of $1.8 million.

Net cash provided by investing activities was $611,000 in 2004, comprised of proceeds of $3.2 million from sales of marketable securities, partially offset by capital expenditures of $2.6 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $109.8 million, $26.2 million and $17.8 million in 2006, 2005 and 2004, respectively. In 2006, we generated $107.4 million in net proceeds from issuance of common stock in our initial public offering, sold our Series E convertible preferred stock for net proceeds of $9.9 million, borrowed and repaid $6.0 million under a subordinated loan agreement and made net repayments of $7.5 million under our line of credit facilities. Net cash provided by financing activities increased to $26.2 million in 2005 from $17.8 million in 2004. In 2005, we sold our Series D convertible preferred stock for net proceeds of $19.9 million and made net borrowings of $6.1 million under our line of credit facilities. These borrowings were used to fund losses from operations and for capital expenditures. Net cash provided by financing activities in 2004, primarily related to the sale of our Series C convertible preferred stock for net proceeds of $16.4 million and made net borrowings of $1.2 million under our line of credit facilities.

We believe that our $99.9 million of cash and cash equivalents at December 31, 2006, together with any cash flow from our operations, will be sufficient to fund our projected operating requirements for at least twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations	$17,770	$2,064	$4,644	$5,082	$5,980
Purchase obligations	3,375	3,375	—	—	—

Total	$21,145	$5,439	$4,644	$5,082	$5,980

Guarantees

In the ordinary course of business, we have entered into agreements with, among others, customers, value-added resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on historical experience and information known to us, as of December 31, 2006, we believe our exposure related to the above guarantees and indemnities at December 31, 2006 was not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, or SFAS 156. This standard amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and

Equity Securities; or (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 will be effective for us beginning January 1, 2007, with earlier adoption permitted. We do not expect its adoption to impact our consolidated results of operations or financial position.

In June 2006, EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), or EITF 06-3, was issued, which states that a company must disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes included in gross revenue are significant, a company must disclose the amount of these taxes for each period for which an income statement is presented. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. EITF 06-3 will be effective for us beginning January 1, 2007. We do not expect its adoption to impact our consolidated results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for us beginning January 1, 2007. We do not expect its adoption to have a significant impact on our consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect its adoption to have a significant impact on our consolidated results of operations or financial position.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the euro, the British pound, the Japanese yen and, to a lesser extent, the Canadian dollar and the Korean won. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of December 31, 2006, we had $88,000 of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates.

Interest Rate Risk

We had a cash and cash equivalents balance of $99.9 million at December 31, 2006, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

At December 31, 2006, we had no borrowings outstanding under our equipment and working capital line of credit arrangements or our subordinated loan agreement, therefore changes in interest rates do not currently have a material effect on our operations.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Isilon Systems, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Isilon Systems, Inc. and its subsidiaries at December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 2, 2006.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, during the fiscal year ended January 1, 2006.

/s/  PricewaterhouseCoopers LLP

Seattle, Washington
March 14, 2007

Isilon Systems, Inc.

Consolidated Balance Sheets

	As of
	December 31,	January 1,
	2006	2006
	(In thousands,
	except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$99,899	$10,853
Marketable securities	—	1,803
Trade receivables, net of allowances of $501 and $239	24,388	7,862
Inventories	3,587	2,958
Other current assets	1,939	495

Total current assets	129,813	23,971
Property and equipment, net	7,158	4,164
Deferred financing costs, net	—	106

Total assets	$136,971	$28,241

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,777	$3,805
Accrued liabilities	2,869	1,261
Accrued compensation and related benefits	3,463	2,007
Deferred revenue and customer deposits	7,611	2,762
Preferred stock warrant liability	—	367
Notes payable and capital lease obligations	—	6,437

Total current liabilities	20,720	16,639
Deferred revenue, net of current portion	3,308	322
Deferred rent, net of current portion	2,186	—
Notes payable and capital lease obligations, net of current portion	—	1,106

Total liabilities	26,214	18,067

Commitments and contingencies (Note 11)
Mandatorily redeemable convertible preferred stock, par value $0.00001: 10,000 and 85,008 shares authorized; no shares and 41,789 shares issued and outstanding; $0 and $59,856 aggregate liquidation preference	—	59,549

Stockholders’ equity (deficit):
Common stock, par value $0.00001: 250,000 and 44,583 shares authorized; 61,519 and 6,906 shares issued and outstanding	1	—
Additional paid-in capital	185,947	324
Accumulated other comprehensive loss	(83)	(29)
Accumulated deficit	(75,108)	(49,670)

Total stockholders’ equity (deficit)	110,757	(49,375)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$136,971	$28,241

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands, except per share data)

Revenue:
Product	$54,181	$18,709	$6,847
Services	8,098	2,374	806

Total revenue	62,279	21,083	7,653

Cost of revenue:
Product	25,709	10,388	3,453
Services(1)	3,622	1,187	710

Total cost of revenue	29,331	11,575	4,163

Gross profit	32,948	9,508	3,490

Operating expenses:
Research and development(1)	16,524	12,478	7,446
Sales and marketing(1)	24,390	12,377	6,305
General and administrative(1)	7,411	3,681	2,300

Total operating expenses	48,325	28,536	16,051

Loss from operations	(15,377)	(19,028)	(12,561)

Other income (expense), net
Interest income and other	306	314	132
Interest expense	(1,751)	(330)	(114)
Warrant revaluation expense	(8,431)	(52)	—
Loss on disposal of property and equipment	(76)	—	—

Total other income (expense), net	(9,952)	(68)	18

Loss before income tax expense and cumulative effect of change in accounting principle	(25,329)	(19,096)	(12,543)
Income tax expense	(109)	—	—

Loss before cumulative effect of change in accounting principle	(25,438)	(19,096)	(12,543)
Cumulative effect of change in accounting principle	—	(89)	—

Net loss	$(25,438)	$(19,185)	$(12,543)

Net loss per common share, basic and diluted	$(3.02)	$(3.95)	$(3.61)

Shares used in computing basic and diluted net loss per common share	8,423	4,852	3,474

(1) Includes stock-based compensation expense as follows:
Cost of services revenue	$24	$—	$—
Research and development	160	—	—
Sales and marketing	198	—	—
General and administrative	258	5	4

Total stock-based compensation expense	$640	$5	$4

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.

Consolidated Statements of Changes in Mandatorily Reedemable Convertible
Preferred Stock and Stockholders’ Equity (Deficit) and Comprehensive Loss

	Mandatorily
	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity (Deficit)
	(In thousands)

Balances as of January 1, 2004	21,665	23,253	4,643	$—	27	1	(17,942)	(17,914)
Common stock issued in connection with early-exercises of stock options	—	—	1,203	—	—	—	—	—
Common stock issued in connection with all other exercises of stock options	—	—	328	—	39	—	—	39
Vesting of early-exercised stock options	—	—	—	—	88	—	—	88
Issuance of warrants	—	90	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $107	11,458	16,393	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4	—	—	4
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,543)
Unrealized loss on marketable securities	—	—	—	—	—	(1)	—

Total comprehensive loss								(12,544)

Balances as of January 2, 2005	33,123	39,736	6,174	—	158	—	(30,485)	(30,327)
Common stock issued in connection with early-exercises of stock options	—	—	462	—	—	—	—	—
Common stock issued in connection with all other exercises of stock options	—	—	270	—	42	—	—	42
Vesting of early-exercised stock options	—	—	—	—	119	—	—	119
Issuance and modification of warrants	—	112	—	—	—	—	—	—
Issuance of Series D convertible preferred stock, net of issuance costs of $73	8,666	19,927	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5	—	—	5
Reclassification of warrants to liabilities	—	(226)	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(19,185)
Foreign currency translation adjustment	—	—	—	—	—	(29)	—

Total comprehensive loss								(19,214)

Balances as of January 1, 2006	41,789	59,549	6,906	—	324	(29)	(49,670)	(49,375)
Common stock issued in connection with early-exercises of stock options	—	—	333	—	—	—	—	—
Common stock issued in connection with all other exercises of stock options	—	—	1,655	—	324	—	—	324
Common stock issued in connection with exercises of warrants	—	—	245	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	143	—	—	143
Repurchase of shares of unvested common stock	—	—	(57)	—	—	—	—	—
Issuance of Series E convertible preferred stock, net of issuance costs of $55	1,707	9,945	—	—	—	—	—	—
Conversion of mandatorily redeemable convertible preferred stock to common stock	(43,496)	(69,494)	43,496	1	69,493	—	—	69,494
Sale of common stock, net of offering expenses	—	—	8,941	—	105,685	—	—	105,685
Conversion of mandatorily redeemable convertible preferred stock warrants to common stock warrants	—	—	—	—	9,338	—	—	9,338
Stock-based compensation expense	—	—	—	—	640	—	—	640
Comprehensive loss:
Net loss	—	—	—	—	—	—	(25,438)
Unrealized gain on marketable securities	—	—	—	—	—	14	—
Reclassification of unrealized gain on marketable securities to income upon sale	—	—	—	—	—	(14)	—
Foreign currency translation adjustment	—	—	—	—	—	(54)	—

Total comprehensive loss								(25,492)

Balances as of December 31, 2006	—	$—	61,519	$1	$185,947	$(83)	$(75,108)	$110,757

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands)

Cash flows from operating activities
Net loss	$(25,438)	$(19,185)	$(12,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,169	2,596	1,026
Realized gain on sale of marketable securities	(14)	—	—
Non-cash interest expense	646	69	33
Excess and obsolete inventory expense	393	1,019	203
Stock-based compensation expense	640	5	4
Gain on exchange of product for property and equipment	—	—	(69)
Loss on disposal of property and equipment	76	—	—
Warrant revaluation expense	8,431	141	—
Changes in operating assets and liabilities:
Accounts receivable, net	(16,526)	(4,515)	(2,735)
Inventories	(1,022)	(1,826)	(1,913)
Other current assets	(1,444)	(172)	(207)
Accounts payable	3,200	1,113	1,571
Accrued liabilities, compensation payable and deferred rent	1,754	1,280	992
Deferred revenue and customer deposits	7,835	1,064	1,840

Net cash used in operating activities	(17,300)	(18,411)	(11,798)

Cash flows from investing activities
Purchases of property and equipment	(5,340)	(3,733)	(2,589)
Purchases of marketable securities	(691)	(3,253)	—
Sales of marketable securities	2,508	1,450	3,200
Proceeds from sale of property and equipment	32	—	—

Net cash (used in) provided by investing activities	(3,491)	(5,536)	611

Cash flows from financing activities
Proceeds from issuance of preferred stock, net	9,945	19,927	16,393
Proceeds from issuance of common stock	108,801	183	224
Proceeds from notes payable	54,524	13,467	1,617
Payments of initial public offering costs	(1,376)	—	—
Payments of notes payable and capital lease obligations	(62,061)	(7,398)	(416)

Net cash provided by financing activities	109,833	26,179	17,818

Effect of exchange rate changes on cash and cash equivalents	4	3	—

Net increase in cash and cash equivalents	89,046	2,235	6,631

Cash and cash equivalents at beginning of period	10,853	8,618	1,987

Cash and cash equivalents at end of period	$99,899	$10,853	$8,618

Supplemental disclosure of cash flow information
Cash paid for interest	$1,141	$243	$60
Cash paid for taxes	17	—	—
Non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	231	722	730
Vesting of early-exercised stock options	143	119	88
Additions to property and equipment provided by lessor	2,417	—	—
Issuance and modifications of warrants for deferred financings costs	—	112	90
Debt discount resulting from the issuance of warrants	540	—	—
Additions to property and equipment through capital lease	—	—	28
Unrealized (loss) gain on marketable securities	14	—	(1)
Accrued initial public offering costs	1,033	—	—
Conversion of mandatorily redeemable convertible preferred stock warrants to common stock warrants	9,338	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization

Isilon Systems, Inc. (the “Company”) was incorporated in the State of Delaware on January 24, 2001. The Company designs, develops and markets clustered storage systems for storing and managing digital content. The Company began selling its products and services in January 2003. The Company sells systems that generally include a software license, hardware, post-contract customer support and, in some cases, additional elements.

Significant Accounting Policies

Fiscal Year End

The Company operates on a 52/53-week fiscal year ending on the Sunday closest to December 31. Accordingly, the Company’s fiscal year 2006 ended on December 31, 2006, its fiscal year 2005 ended on January 1, 2006, its fiscal year 2004 ended on January 2, 2005.

Accounting Principles

The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Consolidation

The consolidated financial statements include the accounts of Isilon Systems, Inc. and its wholly owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include accounting for revenue recognition, the allowance for doubtful accounts, obsolete and excess inventory, the valuation allowance on deferred tax assets and the valuation of preferred stock warrants and stock-based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates market value, and consisted of the following:

	As of
	December 31,	January 1,
	2006	2006
	(In thousands)

Bank deposits	$6,891	$6,549
Money market funds	93,008	2,756
Commercial paper	—	1,098
U.S. government securities	—	450

	$99,899	$10,853

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities

At their date of acquisition, the Company’s marketable securities are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. During the periods presented, the Company had securities classified as available-for-sale, which were reported at fair value with the related unrealized gains and losses included as a separate component in stockholders’ equity (deficit). Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense), net. The fair value of marketable securities is based on quoted market prices. Realized and unrealized gains and losses are based on the specific identification method. The Company’s investments in marketable securities are diversified among high-credit quality securities in accordance with the Company’s investment policy.

Marketable securities consisted of the following:

		Gross	Gross
	Original	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

As of January 1, 2006
Corporate bonds and notes	$907	$1	$(1)	$907
U.S. government securities	896	—	—	896

	$1,803	$1	$(1)	$1,803

The Company did not hold any marketable securities as of December 31, 2006.

The unrealized losses on these investments were caused by interest rate increases and not credit quality. The Company determined the unrealized losses to be temporary since the duration of the decline in value of the investments was short, the extent of the decline, in both dollars and as a percentage of cost, was not significant, and the Company had the ability and intent to hold the investments until it recovered at least substantially all of the cost of the investments.

Allowance for Doubtful Accounts

The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific age and amount, and all other balances on a pooled basis based on historical collection experience and economic risk assessment. The Company’s allowance for doubtful accounts was $501,000 and $239,000 at December 31, 2006 and January 1, 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method, which approximates FIFO, and market value represents the lower of replacement cost or estimated net realizable value. Reserves for excess and obsolete inventory are established based on management’s analysis of inventory levels and future sales forecasts. Once established, the original cost of the Company’s inventory less the related inventory valuation reserve represents the new cost basis of these products. Inventories consist of components, finished goods and evaluation units.

Property and Equipment

Property and equipment are recorded at cost. Disposals are removed at cost less accumulated depreciation, and any gain or loss from disposition is reflected in the statement of operations in the period of disposition. Depreciation

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and amortization are provided over the estimated useful lives of the depreciable assets, using the straight-line method, as follows:

Estimated
Useful Lives

Software and computer equipment	1 to 3 years
Furniture, office equipment and other	2 to 3 years
Leasehold improvements	1 to 7 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred.

Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in hardware and software technology. Since inception, the Company has not capitalized any software development costs, because the costs incurred between the time technological feasibility was established and the time the product was released for sale were not significant.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. While the Company’s current operating and cash flow losses are indicators of impairment, the Company believes that the future cash flows to be received from its long-lived assets will exceed their carrying value and, accordingly, has not recognized any impairment losses during the periods presented.

Fair Value of Financial Instruments

The Company carries its marketable securities classified as available-for-sale at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other receivables and assets, accounts payable, accrued liabilities, other payables and liabilities, approximate their fair values due to their short-term nature. Based on borrowing rates available to the Company as of the balance sheet dates presented for loans with similar terms and similar circumstances, the carrying amounts of the Company’s debt obligations approximate their respective fair values.

Concentration of Risk

The Company’s cash and cash equivalents are invested with financial institutions in deposits that, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the institutions are financially sound and, accordingly, that minimal credit risk exists.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses. Customer concentrations of greater than 10% were as follows:

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

% of Total Revenue
Eastman Kodak Company	10%	20%	60%
Comcast Corporation(1)	16	3	—
All other customers	74	77	40

Total	100%	100%	100%

	As of
	December 31,	January 1,
	2006	2006

% of Gross Accounts Receivable
Eastman Kodak Company	18%	10%
Comcast Corporation(1)	6	11
All other customers	76	79

Total	100%	100%

(1)	Comcast Corporation purchases through one of the Company’s resellers, Computer Design and Integration LLC.

The Company is dependent on a single contract manufacturer, and some of the key components in the Company’s products come from single or limited sources of supply.

Revenue Recognition

The Company derives its revenue from sales of its products and services. Product revenue consists of revenue from sales of systems and software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

The Company’s software is integrated with industry standard hardware and is essential to the functionality of the integrated system product. The Company provides unspecified software updates and enhancements related to its products through service contracts. Accordingly, the Company recognizes revenue in accordance with the guidance provided under AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, or SOP 97-2, and SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, or SOP 98-9, for all transactions involving the sale of software. Product revenue is recognized once a legally binding arrangement with a customer has been evidenced, delivery has occurred, fees are fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The Company’s fees are considered fixed or determinable at the execution of an agreement, which comprises the final terms of sale including the description, quantity and price of each product purchased. Sales under the Company’s arrangements with customers, including value-added resellers and distributors, do not include rights of return, acceptance provisions, rebates or other incentives. The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is deemed not credit worthy, all revenue from the arrangement is deferred until payment is received and all other revenue recognition criteria have been met.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all of the Company’s products have been sold in combination with services, which primarily consist of hardware and software support. Software support provides customers with rights to unspecified software updates and to maintenance releases and patches released during the term of the support period. Hardware support includes repair or replacement of hardware in the event of breakage or failure, and telephone and Internet access to technical information and support personnel during the term of the support period. Installation services when provided, are also included in services revenue.

Substantially all of the sales through indirect channels and reorders through the Company’s direct sales force generally consist of product and support services. The Company has established vendor specific objective evidence (“VSOE”) for the fair value of the Company’s support services as measured by the renewal prices offered to and paid by its customers. Accordingly, the Company uses the residual method, as allowed by SOP 98-9, to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered element, support services, is deferred and the remaining portion of the sales amount is recognized as product revenue. This product revenue is recognized upon shipment, based on freight terms, assuming all other criteria for recognition discussed above have been met and, in the case of all indirect channel sales, persuasive evidence of the identity of the end-user customer is obtained. The fair value of the support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one to three years.

Initial product sales through the Company’s direct sales channel sometimes include installation services. For periods through July 2, 2006, the Company had not established VSOE for these installation services and, accordingly, under the guidance of SOP 97-2, the Company deferred all revenue from these initial product sales through the Company’s direct sales channel until the installation services had been completed. In July 2006, the Company began to offer and provide professional services to its customers, billed at stated hourly rates reflected in the Company’s price lists. As a result, during the quarter ended October 1, 2006, the Company established VSOE for its professional service offerings, including the basic installation services offered, in accordance with the guidance of SOP 97-2.

Warranties

The Company estimates its warranty liability for hardware components based on the past history of hardware failure rates and related repair costs applied to current period sales. The Company’s hardware warranty expense and liability were immaterial in each of the periods presented.

Guarantees

In the ordinary course of business, the Company has entered into agreements with, among others, customers, value-added resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on historical experience, the Company believes its exposure related to the above guarantees and indemnities was immaterial for each of the periods presented.

Research and Development

Research and development costs are expensed as incurred and primarily include personnel costs, prototype expenses, facilities costs and depreciation of equipment used in research and development.

Advertising

Advertising costs are expensed as incurred. The Company incurred $734,000, $168,000 and $222,000 in advertising costs during the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company recognizes rent expense on the straight-line method over the term of the lease. The difference between rent expense (which includes the impact of escalation provisions and lease incentives, such as tenant improvements provided by lessors) and rent paid is recorded as deferred rent in the Company’s consolidated balance sheets.

Income Taxes

The Company provides for deferred income taxes under the asset and liability method. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized.

Foreign Currency Translation and Transactions

The Company considers the functional currency of each of its foreign subsidiaries to be the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange for the reporting period. The net gain or loss resulting from translation is shown as a foreign currency translation adjustment and included as a component of accumulated other comprehensive loss in stockholders’ equity (deficit).

Accounting for Stock-Based Compensation

Prior to January 2, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure-only provisions using the minimum value method of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, the Company recognized no compensation cost for options granted with an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant.

On January 2, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, or SFAS 123(R), using the prospective transition method. Under this method, the Company’s stock-based compensation costs recognized during 2006 were comprised of compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on their grant-date fair value estimated using the Black-Scholes model, in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the statement of operations for the year ended December 31, 2006 is based on options ultimately expected to vest, it has been reduced by an estimated forfeiture rate of 3%.

The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award under SFAS 123(R). The Company calculated the expected term based on the provisions outlined in SFAS 123(R), which, for options granted in the year ended December 31, 2006, resulted in an expected term of approximately four years. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available.

For the year ended December 31, 2006, the Company recorded non-cash stock-based compensation expense under SFAS 123(R) of $606,000. In future periods, stock-based compensation expense will increase as the Company amortizes expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees. As of December 31, 2006, the Company’s total

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized compensation cost related to stock-based awards granted since January 2, 2006 to employees and non-employee directors was $6.2 million, which will be recognized over the weighted-average remaining requisite service period of 3.4 years. The Company recorded no tax benefit related to these options during the year ended December 31, 2006, since the Company currently maintains a full valuation allowance.

The Company accounts for stock-based compensation arrangements with non-employees in accordance with FASB Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF No. 96-18, using a fair value approach. For stock options granted to non-employees, the fair value of the stock options was estimated using the Black-Scholes option valuation model. This model utilizes the estimated fair value of the Company’s underlying common stock at the date of grant, the contractual term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates and expected dividend yields of the Company’s common stock.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) (“OCI”) includes charges or credits to equity that are not the result of transactions with stockholders. For the Company, this includes unrealized gains and losses on marketable securities and foreign currency translation adjustments. Amounts are reclassified from OCI into results of operations to the extent unrealized gains and losses become realized. During the year ended December 31, 2006, realized gains of $14,000 were reclassified into earnings from OCI as marketable securities were sold prior to maturity with a fair value greater than their original cost. The Company has included components of comprehensive income (loss) within the consolidated statements of changes in mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit) and comprehensive loss.

Cumulative Effect of Change in Accounting Principle

On June 29, 2005, the FASB issued Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5. FSP 150-5 affirms that warrants to purchase shares of the Company’s mandatorily redeemable convertible preferred stock are subject to the requirements in FSP 150-5 and requires the Company to classify these warrants as liabilities and revalue them to fair value at the end of each reporting period. The Company adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of the beginning of the third quarter of 2005. The impact consisted of an $89,000 cumulative charge as of July 4, 2005, when the Company adopted FSP 150-5, to increase the recorded value of the warrants to their fair value as of the date of adoption, and $52,000 of expense that was recorded in other income (expense), net to reflect the increase in fair value between July 4, 2005 and January 1, 2006. For the year ended December 31, 2006, the Company recorded an $8.4 million charge reflecting the increase in fair value between January 2, 2006, and December 20, 2006, the date of the closing of the Company’s initial public offering and conversion of preferred stock to common stock.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of the cumulative effect of change in accounting principle on net loss per common share was as follows:

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands, except per share data)

Net loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(3.02)	$(3.93)	$(3.61)
Cumulative effect of change in accounting principle	—	(0.02)	—

Net loss per common share, basic and diluted	$(3.02)	$(3.95)	$(3.61)

Denominator for basic and diluted net loss per common share	8,423	4,852	3,474

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, or SFAS 156. This standard amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities; or (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 will be effective for the Company beginning January 1, 2007, with earlier adoption permitted. The Company does not expect its adoption to have a significant impact on its consolidated results of operations or financial position.

In June 2006, EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), or EITF 06-3, was issued, which states that a company must disclose its accounting policy (i.e., gross or net presentations) regarding presentations of taxes within the scope of EITF No. 06-3. If taxes included in gross revenue are significant, a company must disclose the amount of these taxes for each period for which an income statement is presented. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. EITF No. 06-3 will be effective for the Company beginning January 1, 2007. The Company does not expect its adoption to impact its consolidated results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning January 1, 2007. The Company does not expect its adoption to have a significant impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company currently does not expect its adoption to have a significant impact on its consolidated results of operations or financial position.

2.	Initial Public Offering

On December 14, 2006, the Company’s registration statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold 8,940,717 shares of common stock, including the underwriters’ over-allotment, at $13.00 per share. The offering closed on December 20, 2006, and, as a result, the Company received net proceeds of approximately $105.7 million (after underwriters’ discounts of $8.1 million and additional offering-related costs of approximately $2.4 million.)

Simultaneous with its initial public offering, the Company’s shares of mandatorily redeemable convertible preferred stock were automatically converted into 43.5 million shares of common stock and 409,478 warrants to purchase mandatorily redeemable convertible preferred stock were converted into warrants to purchase common stock.

3.	Net Loss Per Common Share

The Company applies the provisions of EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128, or EITF No. 03-6, which established standards regarding the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Company’s Series A through E mandatorily redeemable convertible preferred stock were participating securities due to their participation rights related to cash dividends declared by the Company as described in Note 7.

EITF No. 03-6 requires net loss attributable to common stockholders for the period to be allocated to common stock and participating securities to the extent that the securities are required to share in the losses. The Company’s Series A through E mandatorily redeemable convertible preferred stock did not have a contractual obligation to share in losses of the Company. As a result, basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period that are not subject to vesting provisions.

Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have had an anti-dilutive effect:

	As of
	December 31,	January 1,	January 2,
	2006	2006	2005

Options to purchase common stock	6,753,969	4,766,233	3,549,919
Common stock subject to vesting provisions	921,292	1,480,710	1,830,848
Mandatorily redeemable convertible preferred stock	—	41,788,922	33,122,822
Warrants to purchase mandatorily redeemable convertible preferred stock	129,992	214,492	110,326

	7,805,253	48,250,357	38,613,915

4.	Inventories

The Company outsources the manufacturing of its products to a contract manufacturer that assembles each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components. The Company reduces inventory to its estimated net realizable value by reserving for excess and obsolete inventories

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined primarily based on historical usage, forecasted demand and evaluation unit conversion rate and age. Inventories have been reduced by $1.1 million and $1.3 million as of December 31, 2006, January 1, 2006, respectively.

Inventories consisted of the following:

	As of
	December 31,	January 1,
	2006	2006
	(In thousands)

Components	$—	$88
Finished goods	1,530	1,678
Evaluation units	2,057	1,192

	$3,587	$2,958

5.	Property and Equipment

Property and equipment, net, consisted of the following:

	As of
	December 31,	January 1,
	2006	2006
	(In thousands)

Software and computer equipment	$8,569	$6,610
Furniture, office equipment and other	3,581	1,499
Leasehold improvements	3,308	432

	15,458	8,541
Less: accumulated depreciation and amortization	(8,300)	(4,377)

	$7,158	$4,164

Depreciation and amortization expense was $4.2 million, $2.6 million and $1.0 million for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

6.	Notes Payable

In June 2004, the Company entered into a loan and security agreement with Silicon Valley Bank to provide a revolving line of credit for $1.5 million collateralized by eligible receivables and substantially all of the Company’s other assets and to provide an equipment line of credit for $2.5 million collateralized by future equipment purchases. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus an applicable margin based on certain financial ratios of the Company at the borrowing date. The applicable rate of interest under the revolving line of credit was 9.25% as of January 1, 2006. Borrowings under the equipment line of credit bear interest at the bank’s prime rate plus 1.5%. The applicable rate of interest under the equipment line of credit was 8.25% as of January 1, 2006. The revolving line of credit was to expire in January 2007 and borrowings were limited to 80% of eligible accounts receivable. The equipment line of credit was available to draw on for one year, and each draw is payable over a 36-month period. The equipment line of credit contains subjective acceleration clauses and specifies certain other events of default, including, among other things, non-payment of principal, interest or fees, violation of certain positive and negative covenants, inaccuracy of representations or warranties in any material respect, bankruptcy and insolvency events and change of control. If an event of default occurs, all amounts borrowed under the agreement may become automatically due and payable, together with accrued interest, the commitment of the lender to make further extensions of credit under agreement would be terminated, and the lender

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could foreclose on the collateral. As discussed in Note 7, the Company issued warrants to purchase shares of its Series C convertible preferred stock to the lender in connection with the revolving and equipment line of credit.

In March 2005, the Company and Silicon Valley Bank entered into an amended and restated loan and security agreement to increase the maximum borrowing capacity under the revolving line of credit and equipment line of credit discussed above to $6.0 million and $3.5 million, respectively. In connection with the March 2005 amendment, the Company issued to the lender warrants to purchase 104,166 shares of the Company’s Series C convertible preferred stock, as discussed in Note 7.

In June 2006, the Company and Silicon Valley Bank agreed to increase the maximum borrowing capacity under the revolving line of credit to $8.5 million through July 9, 2006. In July 2006, concurrent with the issuance of the Series E convertible preferred stock described in Note 7, the Company repaid its outstanding borrowings of $1.7 million under the equipment line of credit with Silicon Valley Bank. In connection with repayment of these borrowings, the Company amortized to interest expense the remaining $49,000 of related deferred financing costs.

Additionally, in July 2006, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank, which increased the borrowing capacity on the revolving working capital line of credit to $11.0 million. The amendment increased the limit of eligible accounts receivable from 80% to 85% and provided to the Company the ability to extend the maturity date of the revolving line of credit from January 2007 to January 2008 at its sole discretion upon the payment of a $41,000 fee. In December 2006, concurrent with the Company’s initial public offering, the Company repaid its outstanding borrowings of $6.3 million under the revolving working capital line of credit with Silicon Valley Bank. In connection with the repayment of these borrowings, the Company amortized to interest expense the remaining $11,000 of related deferred financing costs.

As December 31, 2006 and January 1, 2006 , there was $0 and $5.3 million, respectively, outstanding under the revolving line of credit and $0 and $2.3 million, respectively, outstanding under the equipment line of credit.

In March 2006, the Company entered into a loan and security agreement with Horizon Technology Funding Company LLC to provide $6.0 million of subordinated debt financing, collateralized by all assets of the Company. The loan had a stated interest rate of 11.78%. This loan was subordinate to the Company’s existing working capital and equipment loan facilities. Interest only payments on the loan were due monthly, in arrears, until December 31, 2006, followed by thirty equal payments of principal and interest due monthly, in arrears. As discussed in Note 7, the Company issued warrants to purchase 194,986 shares of its Series D convertible preferred stock to the lender in connection with the financing. In December 2006, subsequent to the initial public offering, the Company repaid the loan in full. In connection with the repayment of this loan, the Company amortized the remaining $369,000 of the related debt discount described in Note 7 and paid an early termination fee of $180,000, which are included in interest expense.

The Company’s loan and security agreements with Silicon Valley Bank and Horizon Technology Funding Company LLC limited its ability to pay dividends during the years ended 2006, 2005 and 2004.

7.  Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

A 1-for-2.4 reverse stock split of the Company’s common stock and convertible preferred stock (the “reverse stock split”) occurred on December 12, 2006. All references to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded options and warrants to purchase shares of the Company’s common stock and convertible preferred stock have been also retroactively adjusted to reflect the reverse stock split.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mandatorily Redeemable Convertible Preferred Stock

As of December 31, 2006, the Company was authorized to issue 10,000,000 and had no shares of preferred stock outstanding.

As of January 1, 2006, the Company was authorized to issue 85,008,030 shares of mandatorily redeemable convertible preferred stock which consisted of the following:

As of
January 1,
2006
(In thousands)

Mandatorily redeemable convertible preferred stock, par value $0.00001
Series A: 7,987 shares authorized; 7,958 shares issued and outstanding ; $8,356 liquidation preference	$8,279
Series B: 13,706 shares authorized; 3,706 shares issued and outstanding; $15,000 liquidation preference	14,950
Series C: 11,644 shares authorized ; 11,458 shares issued and outstanding; $0 and $16,500 liquidation preference	16,393
Series D: 9,167 shares authorized; 8,666 shares issued and outstanding; $20,000 liquidation preference	19,927
Series E: no shares authorized; no shares issued and outstanding; $0 liquidation preference	—

Total mandatorily redeemable convertible preferred stock	$59,549

From May 2001 through October 2001, the Company issued a total of 7,958,367 shares of Series A convertible preferred stock for proceeds of $8.3 million, net of issuance costs of $78,000. In July 2002, the Company issued a total of 13,706,132 shares of Series B convertible preferred stock for proceeds of $15.0 million, net of issuance costs of $50,000. In March and August 2004, the Company issued 10,763,880 and 694,443 shares of Series C convertible preferred stock, respectively. The Company received aggregate proceeds of $16.4 million from these issuances, net of issuance costs of $107,000. In May 2005, the Company issued 8,666,100 shares of Series D convertible preferred stock for proceeds of $19.9 million, net of issuance costs of $73,000. In July 2006, the Company authorized 1,708,333 shares of Series E convertible preferred stock and issued 1,707,222 shares of Series E convertible preferred stock for proceeds of $9.9 million, net of issuance costs.

Holders of Series A, B, C, D and E convertible preferred stock had certain registration rights. The Series A, B, C, D and E convertible preferred shares had the following characteristics:

Voting

Holders of Series A, B, C, D and E convertible preferred stock were entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each preferred stockholder was entitled to the number of votes equal to the number of shares of common stock into which its shares of preferred stock are convertible at the time of that vote.

Dividends

Holders of Series A, B, C, D and E convertible preferred stock were entitled to receive non-cumulative dividends in amounts equal to $0.084, $0.0876, $0.1152, $0.18456 and $0.46848, respectively, per share per year when, and if declared by the Company’s board of directors. No dividends or other distributions were able to be made with respect to the Company’s common stock, until all declared dividends on the Series A, B, C, D and E convertible preferred stock have been paid and unless and until holders of the Series A, B, C, D and E convertible preferred

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock received an equal or greater dividend per share on an as-if-converted to common stock basis. To date, no dividends were declared or paid by the Company.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, including any consolidation, merger or share exchange of the Company with or into any other company or other entity or person, or any other corporate reorganization in which in excess of 50% of the Company’s voting power is transferred, before any distribution or payment can be made to the holders of any junior stock, the holders of Series A, B, C, D and E convertible preferred stock were entitled to be paid out of the assets of the Company, on an equal basis, an amount equal to the sum of $1.05 per share of Series A convertible preferred stock, $1.0944 per share of Series B convertible preferred stock, $1.44 per share of Series C convertible preferred stock, $2.30784 per share of Series D convertible preferred stock, and $5.85744 per share of Series E convertible preferred stock plus all declared and unpaid dividends on these shares of convertible preferred stock (as adjusted for any stock dividends, combinations, splits, recapitalization and the like, with respect to these shares). Upon completion of this distribution, the remaining assets of the Company would have been distributed ratably among the holders of the Series A, B, C, D and E convertible preferred stock and the holders of common stock, subject to certain limits. Any remaining assets would have been distributed to the holders of common stock. These liquidity features caused the preferred stock to be classified as mezzanine capital rather than as a component of stockholders’ equity (deficit).

Conversion

Each share of Series A, B, C, D and E convertible preferred stock was automatically converted into one share of the Company’s common stock upon the closing of the initial public offering on December 20, 2006.

Warrants

The Company’s convertible preferred stock and common stock warrants consisted of the following:

				Number of Shares
				Subject to Warrants
		Exercise	Expiration	December 31,	January 1,
	Issue Date	Price	Date	2006	2006

Warrants to purchase convertible preferred stock
Series A	June 2001	$1.05	March 2011	—	28,729
Series C	June 2004	1.44	June 2014	—	81,597
Series C	March 2005	1.44	March 2015	—	104,166
Series D	March 2006	2.3078	March 2016	—	194,986
Warrants to purchase common stock	March 2006	2.3078	March 2016	129,992	—

				129,992	409,478

In June 2001, the Company issued warrants to purchase 28,646 shares of Series A convertible preferred stock at an exercise price of $1.05 per share to the lender in connection with the equipment financing described in Note 6. In July 2002, additional warrants were issued to purchase 83 shares of Series A convertible preferred stock. All of these warrants were immediately exercisable and were to expire in June 2008. The fair value ascribed to the warrants of $24,000 was determined using the Black-Scholes option pricing model at the date of issuance and represented deferred financing costs, which were amortized over the term of the agreement. In March 2005, in connection with the amended and restated loan and security agreement, the Company modified these warrants to purchase shares of the Company’s Series A convertible preferred stock previously issued to the lender in 2001 to extend their date of expiration to March 2011.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2004, the Company issued warrants to purchase 212,500 shares of Series C convertible preferred stock with an exercise price of $1.44 per share to its chief executive officer. These warrants were immediately exercisable and expired at the earlier of March 29, 2007, the closing of a registered public offering of the Company’s common stock, or the liquidation, dissolution or winding up of the Company. In May 2005, the Company cancelled these warrants, and in replacement issued immediately exercisable options to purchase 212,499 shares of the Company’s common stock. These stock options have an exercise price of $0.48 per share, and expire in May 2015.

In June 2004, the Company issued warrants to purchase 81,597 shares of Series C convertible preferred stock with an exercise price of $1.44 per share to a lender in connection with the revolving and equipment lines of credit described in Note 6. These warrants were immediately exercisable and expire in June 2014. The fair value of the warrants of $90,000 was determined using the Black-Scholes option pricing model at the date of issuance and represented deferred financing costs, which were amortized over the term of the agreement.

In March 2005, in connection with the amended and restated loan and security agreement discussed in Note 6, the Company issued to the lender warrants to purchase 104,166 shares of the Company’s Series C convertible preferred stock. These warrants had an exercise price of $1.44 per share and expire in March 2015. The aggregate of the increase in fair value of the modified warrants discussed above and the fair value of the warrants issued of $112,000 was determined using the Black-Scholes option pricing model at the date of issuance and represented deferred financing costs, which were amortized over the term of the amended and restated agreement.

In March 2006, in connection with the subordinated debt agreement discussed in Note 6, the Company issued to the lender warrants to purchase 194,986 shares of the Company’s Series D convertible preferred stock. These warrants had an exercise price of $2.30784 per share, expire in March 2016 and had an estimated fair value of $593,000 as determined using the Black-Scholes option pricing model at the date of issuance. The Company allocated $540,000 of the proceeds received from the issuance of the subordinated debt to these warrants based on the relative fair values of the debt and the warrants. This amount was recorded as a discount on the carrying value of the subordinated debt and was a component of the Company’s preferred stock warrant liability. During 2006, this debt discount was fully amortized to interest expense upon repayment of the related debt.

The warrants to purchase shares of Series A, C and D convertible preferred stock converted into warrants to purchase an aggregate of 409,478 shares of common stock upon the closing of the Company’s initial public offering on December 20, 2006. Of the total warrants to purchase common stock, 279,486 were exercised on December 20, 2006 in conjunction with the closing of the initial public offering.

Stock Options and Unvested Common Stock

The Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) in the fourth quarter of 2006, which provides for the grant of various equity awards. In conjunction with the Company’s initial public offering in December 2006, the shares that were available for grant under the Amended and Restated 2001 Stock Plan (the “2001 Plan”) became available for grant under the 2006 Plan. As of December 31, 2006, the Company’s 2006 Plan reserved a total of 9,285,057 shares of the Company’s common stock for issuance to employees, officers, consultants and advisors of the Company. Generally, awards granted under the Plan vest four years from the date of grant and expire ten years from the date of grant.

The Company adopted an Employee Stock Purchase Plan (the “2006 ESPP Plan”) in the fourth quarter of 2006. A total of 750,000 shares of the Company’s common stock have been reserved for sale under the 2006 ESPP Plan. Under the 2006 ESPP Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of the Company’s common stock on the applicable purchase date. The first purchase period commences in February 2007.

The Company accounts for cash received in consideration for the purchase of unvested shares of common stock or the early-exercise of unvested stock options as a current liability, included as a component of accrued

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities in the Company’s consolidated balance sheets. As of December 31, 2006 and January 1, 2006, there were 921,292 and 1,480,710 unvested shares, respectively, of the Company’s common stock outstanding and $506,000 and $276,000, respectively, of related recorded liability.

During the year ended January 2, 2005, the vesting of several terminated employees’ options was accelerated and options to purchase a total of 30,382 shares were exercised that otherwise would have been cancelled. This resulted in stock-based compensation expense of $3,000 in that period based on the intrinsic value of the options at the date of modification.

Detail related to activity of unvested shares of common stock is as follows:

	Number of	Weighted-Average
	Unvested Shares	Exercise/Purchase
	Outstanding	Price

Balance as of January 1, 2004	1,844,262	0.08
Issued	1,202,583	0.16
Vested	(1,215,997)	0.07

Balance as of January 2, 2005	1,830,848	0.14
Issued	462,498	0.31
Vested	(812,636)	0.15

Balance as of January 1, 2006	1,480,710	0.19
Issued	333,332	1.16
Vested	(836,105)	0.18
Forfeited	(56,645)	0.22

Balance as of December 31, 2006	921,292	0.55

During the periods presented, the Company issued options to purchase common stock to non-employee advisory board members and consultants in exchange for their services. During the years ended December 31, 2006, January 1, 2006 and January 2, 2005, the Company issued options to these non-employees to purchase 46,663, 12,500 and 33,332 shares of common stock, respectively, at exercise prices of $1.35 to $5.36, $0.22 and $0.22 per share, respectively, which vest ratably over a period of two to four years from date of grant. The fair value of the options is being expensed over the vesting period and was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 respectively: no dividend yield, volatility of 59%, 63% and 65%, respectively (based on the volatilities of the common stock of comparable public companies), risk-free interest rates of 4.7%, 4.6% and 4.3%, respectively, and contractual terms of ten years. The Company recognized $34,000, $5,000 and $4,000, of stock-based compensation expense during the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively, relating to these options.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Detail related to stock option activity is as follows:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price

Balance as of January 1, 2004	1,708,936	0.12
Options granted	3,595,452	0.21
Options exercised	(1,530,618)	0.15
Options forfeited	(223,851)	0.15

Balance as of January 2, 2005	3,549,919	0.20
Options granted	2,172,444	0.31
Options exercised	(732,394)	0.25
Options forfeited	(223,736)	0.23

Balance as of January 1, 2006	4,766,233	0.24
Options granted	4,370,390	2.73
Options exercised	(1,987,730)	0.36
Options forfeited	(394,924)	1.05

Balance as of December 31, 2006	6,753,969	1.77

The total intrinsic value for options exercised in the year ended December 31, 2006 was $6.8 million, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

The following table summarizes information about all stock options outstanding:

	As of December 31, 2006
		Weighted-
	Shares	Average	Weighted-
	Subject	Remaining	Average	Total
Exercise	to Options	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life (in Years)	Price	Value(1)
	(Dollars in thousands, except per share data)

$ 0.12 - 0.48	2,864,183	7.9	$0.26
0.85 - 1.35	2,713,151	9.2	0.98
3.70 - 5.36	418,731	9.7	4.53
6.12	379,164	9.8	6.12
8.12	124,578	9.9	8.12
13.00	254,162	10.0	13.00

$ 0.12 - 13.00	6,753,969	8.8	1.77	$172,901

Exercisable	1,200,199	7.9	0.30	$32,486

Vested and expected to vest	7,499,762	8.7	1.54	$193,682

(1)	The total intrinsic value represents the difference between the aggregate estimated fair value of the Company’s common stock issuable and the aggregate exercise price payable.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each employee option grant for the year ended December 31, 2006 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.5% - 5.1%
Expected life	4 years
Dividend yield	None
Volatility	47 - 59%

The Company determined that it was not practicable to calculate the volatility of its share price since the Company’s securities have been publicly traded for a limited period of time; it has limited information on its own past volatility; and the Company is a high-growth technology company whose future operating results are not comparable to its prior operating results. Therefore, the Company estimated its expected volatility based on reported market value data for a group of publicly traded companies, which it selected from certain market indices, that the Company believed were relatively comparable after consideration of their size, stage of lifecycle, profitability, growth, and risk and return on investment. The Company used the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term estimated by the Company.

The estimated weighted-average grant date fair value, based on the minimum value method, of options granted during the years ended January 1, 2006 and January 2, 2005, all of which were granted with exercise prices equal to the estimated per share fair value of the Company’s common stock at the date of grant, was $0.03. The estimated weighted-average grant date fair value of options granted during the year ended December 31, 2006, with exercise prices less than the estimated per share fair value of the Company’s common stock at the date of grant, was $1.19. The estimated weighted-average grant date fair value of options granted during the year ended December 31, 2006, with exercise prices that equaled the estimated per share fair value of the Company’s common stock at the date of grant, was $5.66.

8.	Current and Deferred Income Taxes

The domestic and foreign components of income (loss) before income tax expense and cumulative effect of change in accounting principle were as follows:

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands)

Domestic	$(25,577)	$(19,096)	$(12,543)
Foreign	248	—	—

	$(25,329)	$(19,096)	$(12,543)

Income tax expense consists of the following:

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands)

Domestic — current and deferred	$—	$—	$—
Foreign — current and deferred	109	—	—

Total income tax expense	$109	$—	$—

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Income tax at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.1	2.4	2.2
Permanent difference	(11.3)	—	—
Other	—	(0.1)	—
Change in valuation allowance	(25.2)	(36.3)	(36.2)

Total	(0.4)%	—%	—%

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of
	December 31,	January 1,
	2006	2006
	(In thousands)

Deferred tax assets, current:
Inventories	$350	$424
Deferred rent	127	—
Other	702	391

Total gross deferred taxes, current	1,179	815

Deferred tax assets, non-current:
Net operating loss carryforwards	12,733	7,736
Capitalized research and development	6,823	7,831
Deferred revenue	1,273	917
Deferred rent	790	—
Property and equipment	936	909

Total gross deferred taxes, non-current	22,555	17,393

Gross deferred tax assets	23,734	18,208
Less: valuation allowance	(23,734)	(18,208)

Net deferred tax assets	$—	$—

As of December 31, 2006, the Company had total net operating loss carryforwards for federal and state income tax purposes of $37.4 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company’s gross deferred tax assets have been fully offset by a valuation allowance. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2026. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	401(k) Savings Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Through December 31, 2006, the Company had not made contributions to the plan.

10.	Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development and sale of cluster storage solutions to data-intensive industries such as media and entertainment, Internet, cable and telecommunications, oil and gas, life sciences, manufacturing and to the federal government. The Company’s chief operating decision-maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance and allocating resources. The Company and its chief executive officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the location of the end customer. The Company’s assets are primarily located in the United States of America and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

The following presents total revenue by geographic region:

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands)

United States of America	$47,449	$17,559	$7,397
Japan	6,344	2,128	191
Other	8,486	1,396	65

Total	$62,279	$21,083	$7,653

11.	Commitments and Contingencies

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses and expire through June 2014.

Minimum commitments under non-cancelable operating lease agreements as of December 31, 2006 were as follows (in thousands):

Fiscal 2007	$2,064
Fiscal 2008	2,302
Fiscal 2009	2,342
Fiscal 2010	2,470
Fiscal 2011	2,612
Thereafter	5,980

$17,770

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense incurred under operating leases was $1.7 million, $673,000 and $343,000 during the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

The Company maintains with Sanmina-SCI Corporation a rolling 90-day firm order for products it manufactures for the Company, and these orders may only be rescheduled or cancelled by Sanmina under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The remaining amount on the open purchase order with Sanmina at December 31, 2006, was $3.4 million.

The Company is party to various legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any legal proceedings that management believes would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

12.	Quarterly Results of Operations (unaudited)

Summarized quarterly financial information for fiscal years 2006 and 2005 is as follows:

	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Year ended December 31, 2006
Total revenue	$10,423	$13,414	$17,786	$20,656
Gross profit	5,397	7,019	9,344	11,188
Total operating expenses	9,669	11,356	13,224	14,076
Loss from operations	(4,272)	(4,337)	(3,880)	(2,888)
Net loss	(4,518)	(5,497)	(5,014)	(10,409)
Net loss per common share, basic and diluted diluted	$(0.79)	$(0.89)	$(0.70)	$(0.72)
Shares used in computing basic and diluted net loss per common share	5,709	6,177	7,172	14,550
Year ended January 1, 2006
Total revenue	$3,607	$3,299	$5,473	$8,704
Gross profit	1,681	1,642	1,682	4,503
Total operating expenses	5,957	6,672	7,369	8,538
Loss from operations	(4,276)	(5,030)	(5,687)	(4,035)
Loss before cumulative effect of change in accounting principle	(4,292)	(5,033)	(5,688)	(4,083)
Cumulative effect of change in accounting principle	—	—	(89)	—
Net loss	(4,292)	(5,033)	(5,777)	(4,083)
Net loss per common share, basic and diluted:
Prior to cumulative effect of change in accounting principle	$(0.97)	$(1.07)	$(1.13)	$(0.78)
Cumulative effect of change in accounting principle	—	—	(0.02)	—

	$(0.97)	$(1.07)	$(1.15)	$(0.78)

Shares used in computing basic and diluted net loss per common share	4,426	4,708	5,021	5,251

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports, and that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

We believe that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide, reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. At the end of the fiscal year 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

ITEM 9B.	Other Information

None.

PART III

We have omitted certain information from this report that is required by Part III. We intend to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this report, and such information is incorporated by reference herein.

ITEM 10.	Directors and Executive Officers of the Registrant

Certain information regarding our executive officers and directors is included in Part I of this report under the caption “Executive Officers and Directors” and is incorporated by reference into this Item.

Other information required by this Item will be included in our proxy statement and is incorporated by reference herein.

ITEM 11.	Executive Compensation

The information required by this Item will be included in our proxy statement and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our proxy statement and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Transactions

The information required by this Item will be included in our proxy statement and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item will be included in our proxy statement and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)

1.	Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 60 of this report.

2.	Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at	Charges to		Balance at
	Beginning of	Cost and		End of
Description	Period	Expenses	Deductions	Period
	(In thousands)

Year ended December 31, 2006
Allowance for doubtful accounts	$239	$501	$(239)	$501
Income tax valuation allowance	18,208	5,267	—	23,475
Year ended January 1, 2006
Allowance for doubtful accounts	$116	$257	$(134)	$239
Income tax valuation allowance	10,299	7,909	—	18,208
Year ended January 2, 2005
Allowance for doubtful accounts	$12	$116	$(12)	$116
Income tax valuation allowance	6,078	4,221	—	10,299

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes thereto.

3.	Exhibits.

The following exhibits are incorporated by reference or filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISILON SYSTEMS, INC.

By:	/s/ Steven Goldman
Steven Goldman
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Goldman and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Steven Goldman Steven Goldman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2007

/s/ Stuart W. Fuhlendorf Stuart W. Fuhlendorf	Chief Financial Officer and Vice President of Finance (Principal Accounting and Financial Officer)	March 14, 2007

/s/ Sujal M. Patel Sujal M. Patel	Chief Technology Officer and Director	March 14, 2007

/s/ Elliott H. Jurgensen, Jr. Elliott H. Jurgensen, Jr.	Director	March 14, 2007

/s/ William D. Ruckelshaus William D. Ruckelshaus	Chairman of Board of Directors and Director	March 14, 2007

/s/ Barry J. Fidelman Barry J. Fidelman	Director	March 14, 2007

Signature	Title	Date

/s/ Gregory L. McAdoo Gregory L. McAdoo	Director	March 14, 2007

/s/ Matthew S. Mcllwain Matthew S. Mcllwain	Director	March 14, 2007

/s/ James G. Richardson James G. Richardson	Director	March 14, 2007

INDEX TO EXHIBITS

Exhibit
Number		Description

3	.1*	Amended and Restated Certificate of Incorporation of the registrant.
3	.2*	Amended and Restated Bylaws of the registrant.
4	.1*	Form of registrant’s common stock certificate.
4	.2*	Fourth Amended and Restated Investors’ Rights Agreement between the registrant and certain of its security holders dated July 19, 2006.
10	.1*	Form of Indemnification Agreement.
10	.2*	Amended and Restated 2001 Stock Plan.
10	.3*	Form of Stock Option Agreement under the Amended and Restated 2001 Stock Plan.
10	.4*	2006 Equity Incentive Plan.
10	.5*	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.
10	.6*	2006 Employee Stock Purchase Plan.
10	.7*	Form of Subscription Agreement under the 2006 Employee Stock Purchase Plan.
10	.8*	Offer Letter with Steven Goldman dated July 17, 2003.
10	.9*	Offer Letter with Eric J. Scollard dated October 4, 2002.
10	.1*	Offer Letter with Mark L. Schrandt dated October 3, 2003.
10	.11*	Offer Letter with Brett G. Goodwin dated March 10, 2002.
10	.12*	Offer Letter with John W. Briant dated September 29, 2004.
10	.13*	Offer Letter with Stuart W. Fuhlendorf dated March 29, 2004.
10	.14*	Offer Letter with Thomas P. Pettigrew dated December 22, 2003.
10	.15*†	Manufacturing Services Agreement between the registrant and Sanmina-SCI Corporation dated February 17, 2006.
10	.16*	Office Lease between the registrant and Selig Holdings Company dated November 11, 2005.
10	.17*	First Amendment to Office Lease between the registrant and Selig Holdings Company dated December 2, 2005.
10	.18*	Second Amendment to Office Lease between the registrant and Selig Holdings Company dated August 4, 2006.
10	.19*	Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated March 22, 2006.
10	.20*	Amendment to Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated July 18, 2006.
10	.21*	Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 24, 2004.
10	.22*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 10, 2005.
10	.23*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 21, 2005.
10	.24*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 29, 2005.
10	.25*	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated March 22, 2006.
10	.26*	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated July 18, 2006.
10	.29*	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.
10	.30*	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.
10	.32*	Offer Letter with Gwen Weld dated June 5, 2006.
10	.33*	Offer Letter with James Richardson dated October 2, 2006.

Exhibit
Number		Description

23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24	.1*	Power of Attorney.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Previously filed.

†	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act of 1933.