Form 10-Q
period 2007-04-01
Isilon Systems, Inc.
filed 2007-05-10
CIK 1373671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33196
Isilon Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-2101027
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3101 Western Ave
Seattle, WA	98121
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:
206-315-7500

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 2, 2007, 61,696,937 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
Isilon Systems, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(In thousands, except per share data)
Revenue:
Product	$18,617	$9,012
Services	2,990	1,411

Total revenue	21,607	10,423

Cost of revenue:
Product	8,329	4,350
Services (1)	1,508	676

Total cost of revenue	9,837	5,026

Gross profit	11,770	5,397

Operating expenses:
Research and development (1)	4,674	3,560
Sales and marketing (1)	9,271	4,816
General and administrative (1)	2,700	1,293

Total operating expenses	16,645	9,669

Loss from operations	(4,875)	(4,272)

Other income (expense), net:
Interest income and other	1,164	44
Interest expense	—	(111)
Warrant revaluation expense	—	(179)

Total other income (expense), net	1,164	(246)

Loss before income tax expense	(3,711)	(4,518)
Income tax expense	(39)	—

Net loss	$(3,750)	$(4,518)

Net loss per common share, basic and diluted	$(0.06)	$(0.79)

Shares used in computing basic and diluted net loss per common share	60,733	5,709

(1)	Includes stock-based compensation expense as follows:

Cost of services revenue	$19	$1
Research and development	99	5
Sales and marketing	152	4
General and administrative	188	4

Total stock-based compensation expense	$458	$14

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share data)

	As of
	April 1,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$99,438	$99,899
Trade receivables, net of allowances of $740 and $501, respectively	25,207	24,388
Inventories	4,628	3,587
Other current assets	3,247	1,939

Total current assets	132,520	129,813

Property and equipment, net	9,296	7,158

Total assets	$141,816	$136,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,596	$6,777
Accrued liabilities	2,721	2,869
Accrued compensation and related benefits	3,604	3,463
Deferred revenue and customer deposits	8,167	7,611

Total current liabilities	27,088	20,720

Deferred revenue, net of current portion	3,913	3,308
Deferred rent, net of current portion	3,331	2,186

Total liabilities	34,332	26,214

Stockholders’ equity:
Preferred stock, par value $0.00001: 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.00001: 250,000 authorized; 61,509 and 61,519 shares issued and outstanding	1	1
Additional paid-in capital	186,419	185,947
Accumulated other comprehensive loss	(78)	(83)
Accumulated deficit	(78,858)	(75,108)

Total stockholders’ equity	107,484	110,757

Total liabilities and stockholders’ equity	$141,816	$136,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(in thousands)
Cash flows from operating activities
Net loss	$(3,750)	$(4,518)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,181	861
Non-cash interest expense	—	18
Stock-based compensation expense	458	14
Warrant revaluation expense	—	179
Changes in operating assets and liabilities:
Accounts receivable, net	(707)	(2,705)
Inventories	(1,041)	(1,651)
Other current assets	(1,225)	(61)
Accounts payable	5,469	2,395
Accrued liabilities, compensation payable and deferred rent	(57)	618
Deferred revenue and customer deposits	1,011	942

Net cash provided by (used in) operating activities	1,339	(3,908)

Cash flows from investing activities
Purchases of property and equipment	(1,214)	(1,646)
Purchases of marketable securities	—	(202)
Sales of marketable securities	—	1,808

Net cash used in investing activities	(1,214)	(40)

Cash flows from financing activities
Proceeds from issuance of common stock	17	167
Proceeds from notes payable	—	11,000
Payments of initial public offering costs	(600)	—
Payments of notes payable and capital lease obligations	—	(5,555)

Net cash (used in) provided by financing activities	(583)	5,612

Effect of exchange rate changes on cash and cash equivalents	(3)	(1)

Net (decrease) increase in cash and cash equivalents	(461)	1,663

Cash and cash equivalents at beginning of period	99,899	10,853

Cash and cash equivalents at end of period	$99,438	$12,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)
1. Organization and Significant Accounting Policies
Organization
     Isilon Systems, Inc. (the “Company”) was incorporated in the State of Delaware on January 24, 2001. The Company designs, develops and markets clustered storage systems for storing and managing digital content and unstructured data. The Company began selling its products and services in January 2003. The Company sells systems that generally include a software license, hardware, post-contract customer support and, in some cases, additional elements.
Significant Accounting Policies
Accounting Principles
     The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Isilon Systems, Inc. and its wholly owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended April 1, 2007, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 30, 2007. The Company operates on a 52/53-week fiscal year ending on the Sunday closest to December 31. Accordingly, the Company’s fiscal year 2007 ends on December 30, 2007 and its fiscal year 2006 ended on December 31, 2006. The fiscal year 2007 quarters end on April 1, July 1, and September 30, 2007.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include accounting for revenue recognition, the allowance for doubtful accounts, obsolete and excess inventory, the valuation allowance on deferred tax assets and the valuation of preferred stock warrants and stock-based compensation. Some of these estimates require difficult, subjective or complex judgments about matters that are uncertain. Actual results could differ from those estimates.
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
     The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses. Customer concentrations of greater than 10% were as follows:

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (unaudited)

	Three Months Ended
	April 1,	April 2,
	2007	2006
% of Total Revenue
Eastman Kodak Company	14%	12%
Comcast Corporation (1)	less than 10%	15

(1)	Comcast Corporation purchases through one of the Company’s resellers.

	As of
	April 1,	December 31,
	2007	2006
% of Gross Accounts Receivable
Eastman Kodak Company	13%	18%
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
     The Company’s software is integrated with industry standard hardware and is essential to the functionality of the integrated system product. The Company provides unspecified software updates and enhancements related to its products through service contracts. Accordingly, the Company recognizes revenue in accordance with the guidance provided under AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, or SOP 97-2, and SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, or SOP 98-9, for all transactions involving the sale of software. Product revenue is recognized once a legally binding arrangement with a customer has been evidenced, delivery has occurred, fees are fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The Company’s fees are considered fixed or determinable at the execution of an agreement, which comprises the final terms of sale including the description, quantity and price of each product purchased. Substantially all of the sales under the Company’s arrangements with customers, including value-added resellers and distributors, do not include rights of return, acceptance provisions, rebates or other incentives. The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is deemed not credit worthy, all revenue from the arrangement is deferred until payment is received and all other revenue recognition criteria have been met.
     Substantially all of the Company’s products have been sold in combination with services, which primarily consist of hardware and software support. Software support provides customers with rights to unspecified software updates and to maintenance releases and patches released during the term of the support period. Hardware support includes repair or replacement of hardware in the event of breakage or failure, and telephone and Internet access to technical information and support personnel during the term of the support period. Installation services when provided are also included in services revenue.
     Substantially all of the sales through indirect channels and reorders through the Company’s direct sales force consist of product and support services. The Company has established vendor specific objective evidence (“VSOE”) for the fair value of the Company’s support services as measured by the renewal prices offered to and paid by its customers. Accordingly, the Company uses the residual method, as allowed by SOP 98-9, to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered element, support services, is deferred and the remaining portion of the sales amount is recognized as product revenue. This product revenue is recognized upon shipment, based on freight terms, assuming all other criteria for recognition discussed above have been met and, in the case of all indirect channel sales, persuasive evidence of the identity of the end-user customer is obtained. The fair value of the support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one to three years.
Accounting for Stock-Based Compensation
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

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (unaudited)
     The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award under SFAS 123(R). The Company calculated the expected term based on the provisions outlined in SFAS 123(R), which, for options granted in the three months ended April 1, 2007, resulted in an expected term of approximately four years. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available.
     During the three months ended April 1, 2007, and April 2, 2006, the Company recorded non-cash stock-based compensation expense of $458,000 and $14,000, respectively. As of April 1, 2007, and December 31, 2006, the Company’s total unrecognized compensation cost related to stock-based awards granted since January 2, 2006, was $7.1 million and $6.3 million, respectively, which will be recognized over the weighted-average remaining requisite service period of approximately 3.2 years. The Company recorded no tax benefit related to these options during the three months ended April 1, 2007, since the Company currently maintains a full valuation allowance on its net deferred tax assets. In future periods, stock-based compensation expense will increase as the Company amortizes expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. If the Company elects the fair value option provided for in this standard, it would be effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the option provided for in this standard, or the impact that the elective adoption may have on its consolidated results of operations or financial position.
2. Initial Public Offering
     On December 14, 2006, the Company had an initial public offering selling 8,940,717 shares of common stock at $13.00 per share generating net proceeds of approximately $105.7 million. Simultaneous with its initial public offering, the Company’s shares of mandatorily redeemable convertible preferred stock were automatically converted into 43.5 million shares of common stock, and 409,478 warrants to purchase mandatorily redeemable convertible preferred stock were converted into warrants to purchase common stock.
3. Net Loss Per Common Share
     Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. Basic net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period that are not subject to vesting provisions. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have had an anti-dilutive effect:

	As of
	April 1,	April 2,
	2007	2006
Options to purchase common stock	6,871,554	6,314,599
Common stock subject to vesting provisions	658,400	1,353,493
Common stock purchaseable under Employee Stock Purchase Plan	8,964	—
Mandatorily redeemable convertible preferred stock	—	41,788,922
Warrants to purchase mandatorily redeemable convertible preferred stock	—	409,478
Warrants to purchase common stock	129,992	—

	7,668,910	49,866,492

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (unaudited)
4. Comprehensive Loss
     Comprehensive loss for the three months ended April 1, 2007, and April 2, 2006, was $3.7 million and $4.5 million, respectively. The other components of comprehensive loss in the first quarters ended 2007 and 2006, aside from net loss for the periods reported, were unrealized gains on marketable securities and foreign currency translation adjustments.
5. Inventories
     The Company outsources the manufacturing of its products to a contract manufacturer that assembles each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components. The Company reduces inventory to its estimated net realizable value by reserving for excess and obsolete inventories determined primarily based on historical usage, forecasted demand and evaluation unit conversion rate and age. Inventories have been reduced by $1.1 million as of both April 1, 2007, and December 31, 2006.
     Inventories consisted of the following:

	As of
	April 1,	December 31,
	2007	2006
	(in thousands)
Finished goods	$2,983	$1,530
Evaluation units	1,645	2,057

	$4,628	$3,587

6. Property and Equipment
     Property and equipment, net, consisted of the following:

	As of
	April 1,	December 31,
	2007	2006
	(in thousands)
Software and computer equipment	$9,564	$8,569
Furniture, office equipment and other	4,443	3,581
Leasehold improvements	4,769	3,308

	18,776	15,458

Less: accumulated depreciation and amortization	(9,480)	(8,300)

	$9,296	$7,158

     Depreciation and amortization expense was $1.2 million and $861,000 for the three months ended April 1, 2007, and April 2, 2006, respectively.
7. Stockholders’ Equity
Warrants
     On June 29, 2005, the FASB issued Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5. FSP 150-5 affirms that warrants to purchase shares of the Company’s mandatorily redeemable convertible preferred stock are subject to the requirements in FSP 150-5 and requires the Company to classify these warrants as liabilities and revalue them to fair value at the end of each reporting period. For the three months ended April 2, 2006, the Company recorded a charge of $179,000 reflecting the increase in fair value between January 2, 2006, and April 2, 2006. The Company revalued the warrants through December 20, 2006, the date of the closing of the Company’s initial public offering and conversion of preferred stock to common stock. Subsequent to December 20, 2006, the warrants no longer were marked to market because they were converted into warrants to purchase common stock.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (unaudited)
     The Company’s common stock warrants consisted of the following:

				Number of Shares
				Subject to Warrants
		Exercise	Expiration	April 1,	December 31,
	Issue Date	Price	Date	2007	2006
Warrants to purchase common stock	March 2006	$2.3078	March 2016	129,992	129,992
Stock Options and Unvested Common Stock
     The Company accounts for cash received in consideration for the purchase of unvested shares of common stock or the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s consolidated balance sheets. As of April 1, 2007, and December 31, 2006, there were 658,400 and 921,292 unvested shares, respectively, of the Company’s common stock outstanding and $408,000 and $506,000, respectively, of related recorded liability.
     Detail related to activity of unvested shares of common stock is as follows:

	Number of	Weighted-Average
	Unvested Shares	Exercise/Purchase
	Outstanding	Price
Balance as of January 1, 2007	921,292	$0.55
Issued	—	$—
Vested	(218,621)	$0.27
Repurchased	(44,271)	$0.82

Balance as of April 1, 2007	658,400	$0.62

     Detail related to stock option activity is as follows:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price
Balance as of January 1, 2007	6,753,969	$1.77
Options granted	264,378	$20.15
Options exercised	(34,845)	$0.49
Options forfeited	(111,948)	$2.54

Balance as of April 1, 2007	6,871,554	$2.47

     The total intrinsic value for options exercised during the three months ended April 1, 2007, was $693,000, representing the difference between the estimated fair value of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.
     The fair value of each employee option on the date of grant was estimated using the Black-Scholes option pricing model under SFAS 123(R). The following assumptions were used for the valuations of options granted to employees during the three months ended April 1, 2007, and April 2, 2006:

	Three Months Ended
	April 1,	April 2,
	2007	2006
Risk-free interest rate	4.5% - 4.8%	4.6% - 4.8%
Expected term	4 years	4 years
Dividend yield	None	None
Volatility	39%	47%
     The Company estimated its expected volatility based on reported market value data for a group of publicly traded companies, which were selected from certain market indices, that the Company believed were relatively comparable after consideration of their size, stage of lifecycle, profitability, growth, and risk and return on investment.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (unaudited)
     The estimated weighted-average grant date fair value of options granted during the three months ended April 1, 2007, with exercise prices that equaled the estimated per share fair value of the Company’s common stock at the date of grant, was $7.58. The estimated weighted-average grant date fair value of options granted during the three months ended April 2, 2006, with exercise prices less than the estimated per share fair value of the Company’s common stock at the date of grant, was $0.59.
     The Company adopted an Employee Stock Purchase Plan (the “2006 ESPP”) in the fourth quarter of 2006. A total of 750,000 shares of the Company’s common stock have been reserved for sale under the 2006 ESPP. Under the 2006 ESPP, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of the Company’s common stock on the applicable purchase date. The first purchase period commenced in February 2007 and the related discount was included in stock-based compensation expense.
8. Income Taxes
     As of April 1, 2007, the Company had total net operating loss carryforwards for federal and state income tax purposes of $37.2 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company’s gross deferred tax assets have been fully offset by a valuation allowance. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2027. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.
     The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Three Months Ended
	April 1,	April 2,
	2007	2006
Income tax at statutory rate	34.0%	34.0%
State taxes, net of federal benefit	2.1	2.4
Permanent difference	(3.0)	(1.0)
Other	0.1	(0.1)
Change in valuation allowance	(34.3)	(35.3)

Total	(1.1)%	—%

     On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company elected to include interest on tax positions as a component of interest expense. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or financial position.
     As of January 1, 2007, we were open to examination in the U.S. federal tax jurisdiction for the 2004 to 2006 tax years and various foreign, state and local jurisdictions for the 2003 to 2006 tax years.
9. Segment Information
     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development and sale of cluster storage solutions to data-intensive industries such as media and entertainment, Internet, cable and telecommunications, oil and gas, life sciences, manufacturing and the federal government. The Company’s chief operating decision-maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance and allocating resources. The Company and its chief executive officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic region based on the location of the end customer. The Company’s assets are primarily located in the United States of America and not allocated to any specific region; therefore, geographic information is presented only for total revenue.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (unaudited)
     The following presents total revenue by geographic region:

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(in thousands)
United States of America	$16,473	$8,026
Asia	3,006	1,380
Other	2,128	1,017

Total	$21,607	$10,423

10. Commitments and Contingencies
     The Company maintains, with Sanmina-SCI Corporation (“Sanmina”), a rolling 90-day firm order for products it manufactures for the Company, and these orders may only be rescheduled or cancelled by Sanmina under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The remaining amount on the open purchase order with Sanmina and other partners and suppliers at April 1, 2007, was approximately $5.7 million.
     The Company is party to various legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any legal proceedings that management believes would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding our competitive environment, the anticipated growth of digital content, the expected demand for and benefits of our storage products, our future business plans and growth strategy, our ability to improve existing products and to develop new and future products, our anticipated revenue and expenses, our ability to add value-added resellers and distributors and to sell our products internationally, our ability to realize operating leverage and realize efficiencies in our sales model by leveraging partners and selling to existing customers, anticipated results of potential or actual litigation, the anticipated sufficiency of our current office space and ability to find additional space as needed, anticipated development or acquisition of intellectual property and resulting benefits, expected impacts of changes in accounting rules, including the impact on deferred tax benefits, the impact of governmental regulation, employee hiring and retention, including anticipated reductions in force and headcount, the future payment of dividends, use of cash, cash needs and ability to raise capital, and potential liability from contractual relationships. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.
     The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Overview
     We were founded in January 2001 specifically to create a solution that addressed the unique challenges associated with the storage and management of digital content and unstructured data. From January 2001 to January 2003, we were focused on designing and developing our OneFS™ operating system software used in all of our storage systems. We began commercial shipments of our first systems in January 2003, and since then we have been focused on optimizing our solution to meet our customers’ needs and establishing development, manufacturing and marketing partnerships. Today, our solution includes a suite of systems, software and services.
     We believe we are the leading provider of clustered storage systems for digital content and unstructured data. We sell clustered storage systems that consist of three or more storage nodes. Each node is comprised of our proprietary OneFS™ operating system software and industry standard hardware components integrated into a self-contained, 3.5-inch or 1.75-inch high, rack-mountable chassis. Customers can scale our clustered storage systems incrementally as their needs grow by purchasing additional nodes or clusters of nodes from us to enhance storage capacity, performance or both. Our future revenue growth will depend upon further penetration of our existing customers as well as expansion of our customer base in existing and other industries that depend upon digital content. We consider the development of direct and indirect sales channels in domestic and international markets a key to our future revenue growth and the global acceptance of our products. We also are dependent on the development, adoption and acceptance of new software and systems to increase our overall margins and achieve profitability.
     Our product revenue growth rate will depend significantly on continued growth in our target industries and our ability to continue to attract new customers in those industries. Our growth in services revenue will depend upon increasing the number of systems under service contracts. Any such increases will depend on a growing customer base and on our customers renewing existing service contracts.
Key Business Metrics
     We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of our sales and marketing efforts, and measure operational effectiveness.
     New Customers and Repeat Sales Orders. Our goal is to attract a significant number of new customers and to encourage existing customers to purchase additional products. A majority of our customers buy our storage systems and later add additional nodes or software applications as the need arises under our ‘pay-as-you-grow’ model.

     Channel Leverage. We are actively growing our relationships with channel partners to further penetrate our targeted markets domestically and internationally. We track our sales orders by direct or indirect with the goal of increasing revenue from channel partners to approximately 70%.
     Gross Margin. Our goal is to continue to grow our gross margin to increase the profitability of our business. Some of the key factors affecting our gross margin are average sales prices of our systems, the revenue attributable to software applications as a percentage of total revenue, the rate at which our customers adopt our higher margin products, the timing of component cost reductions through product redesign, the timing of supplier cost reductions, and overall market conditions. We also expense items such as customer service and inventory obsolescence through cost of revenue. We consider our ability to monitor and manage these factors to be a key aspect of attaining and expanding our profitability.
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
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. Although we believe that our estimates and judgments are reasonable under the circumstances, actual results may differ from those estimates. These critical accounting policies are consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management estimates and judgments about matters that are uncertain: revenue recognition, allowance for doubtful accounts, stock-based compensation, estimation of fair value of warrants to purchase convertible preferred stock, inventory valuation, and accounting for income taxes. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations.
Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.
     Revenue. We derive our revenue from sales of our products and services. Our customers typically purchase a cluster of our storage devices comprised of three or more nodes and related support services. Each node includes our OneFS™ operating system software and industry standard hardware. In addition, customers may purchase separate additional software applications for enhanced functionality.

	Three Months Ended
	April 1, 2007	April 2, 2006
	(dollars in thousands)
Revenue by type:
Product	$18,617	$9,012
Services	2,990	1,411

Total revenue	$21,607	$10,423

% revenue by type:
Product	86%	86%
Services	14	14

Total	100%	100%

Revenue by geography:
Domestic	$16,473	$8,026
International	5,134	2,397

Total revenue	$21,607	$10,423

% revenue by geography:
Domestic	76%	77%
International	24	23

Total	100%	100%

Revenue by sales channel:
Direct	$8,906	$5,819
Indirect	12,701	4,604

Total revenue	$21,607	$10,423

% revenue by sales channel:
Direct	41%	56%
Indirect	59	44

Total	100%	100%

     Total revenue increased 107% for the three months ended April 1, 2007, from the comparable period in the prior year. This growth was primarily due to an increase in our customer base, which grew 149% over the comparable period, and expanded product offerings. New customer growth was driven by penetration in our target markets, our expanded sales force and continued traction in international markets. A wider range of product offerings and greater overall acceptance of the clustered storage category contributed to both initial and repeat orders from customers. Additionally, we experience seasonality in our revenue growth based on historical customer demand and therefore expect revenue growth to be higher during the second and fourth quarters of the fiscal year.
     The increase in indirect channel revenue was due to the growing market for our products and our increased focus on expanding our indirect channel sales by hiring dedicated sales managers and expanding our group of value-added resellers. Computer Design and Integration LLC, is the only reseller that accounted for more than 10% of our total revenue during the first quarter of 2006. No reseller accounted for more than 10% of our revenue during the first quarter of 2007. We plan to continue to expand our relationships with channel partners and over time expect the percent of revenue generated through the channel to grow.
     The percentage of our total revenue derived from support services remained consistent at 14% for both the three months ended April 1, 2007, and April 2, 2006. As our installed customer base grows we expect our proportion of services revenue to continue to increase over time to between 15% and 20% of our total revenue.
     Cost of Revenue and Gross Margin. Cost of product revenue consists primarily of amounts paid to Sanmina, our contract manufacturer, in connection with the procurement of hardware components and assembly of those components into our systems; costs of shipping and logistics; and valuation reserves taken for excess and obsolete inventory. Cost of services revenue is primarily comprised of salaries and employee benefits and third-party costs in providing technical support. Our gross margin has been and will continue to be affected by a variety of factors, including average sales prices of our systems, the revenue attributable to sales of software applications as a percentage of total revenue, the rate at which our customers adopt our higher margin products and software applications, the timing of component cost reductions, the timing of supplier cost reductions, and overall market conditions.

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(dollars in thousands)
Cost of revenue:
Product	$8,329	$4,350
Services	1,508	676

Total cost of revenue	$9,837	$5,026

Gross margin:
Product	55.3%	51.7%
Services	49.6	52.1
Total gross margin	54.5	51.8
     Overall gross margin and gross margin for product revenue increased 270 basis points and 360 basis points, respectively, from the first quarter of 2006 to the first quarter of 2007. These increases in gross margin were primarily due to customer adoption of our new generation of software applications together with a reduction in component costs. During the latter part of 2006, we released two new software applications, SnapshotIQ and SmartConnect, which carry a higher gross margin than our margin on our overall product margin. In the first quarter of 2007, over half of our new customers purchased one or more of our four software applications.
     We expect to continue to experience pricing pressures within our industry as the price per megabyte of storage decreases year over year. The downward pricing pressure is primarily due to the decreasing prices of disk drives and other industry standard hardware components. Depending on the product type, disk drives can represent approximately one-fourth of our material cost. Historically, disk drives have decreased in price approximately 30% from year to year. Thus, the decline in product prices that we experienced was more than offset by a greater percentage decrease in cost of product revenue on a per node basis resulting in an overall increase in product gross margin the first quarter of 2007 compared with the first quarter of 2006.
     Gross margin for services revenue decreased 250 basis points from the first quarter of 2006 to the first quarter of 2007. Services revenue includes support services for both our software and our hardware products. Software support provides customers with software updates, maintenance releases and patches, which have minimal costs. Hardware support includes Internet access to our technical knowledge database and to technical support personnel, and third-party costs in providing technical support. During the first quarter of 2007, we made investments in our customer service and support structure to support the growth in our customer base. As a result, gross margin for services revenue for first quarter of 2007 decreased from the comparable period in the prior year.
     As our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in our customer service and support structure to support this growth. The rate at which we add new customers will affect the amount of these upfront investments. The timing of these additional expenditures could materially affect our cost of revenue, both in absolute dollars and as a percentage of total revenue, in any particular period. This could cause downward pressure on services and total gross margins. However, we expect overall gross margin to increase to approximately 60%-64% over the long term. We believe that we will experience increases in gross margin as software revenue, which has a higher gross margin, increases as a percent of our total revenue.
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

	Three Months Ended
	April 1,	April 2,
	2007	2006	$ change	% change
		(dollars in thousands)
Research and development expenses	$4,674	$3,560	$1,114	31%
Percent of total revenue	22%	34%

     Research and development expenses increased primarily due to an increase in employee headcount to 99 at April 1, 2007, from 81 at April 2, 2006. The absolute dollar increase period to period was primarily due to an increase in salaries and benefits, professional services, and new product prototype expenses. Stock-based compensation expense related to research and development increased to $99,000 in the first quarter of 2007 from $5,000 in the first quarter of 2006.
     Sales and Marketing Expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, professional services fees, trade shows, marketing programs, facilities and depreciation expenses, and bad debt expense. We plan to continue to invest heavily in sales and marketing by increasing the size of our field sales force and the number of our channel partners to allow us to expand into existing and new geographic and vertical markets. We also plan to continue to invest in expanding our domestic and international sales and marketing activities and building brand awareness. We expect that sales and marketing expenses will increase in absolute dollars, grow at a faster rate than our research and development expenses and thus remain our largest expense category. However, we expect sales and marketing expenses to decrease as a percentage of total revenue in the future due to our expected growth and attainment of economies of scale. Over the next several years, we expect sales and marketing expenses to be in the high 20% to low 30% of total revenue. Generally, sales personnel are not immediately productive and thus sales and marketing expenses do not immediately result in revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

	Three Months Ended
	April 1,	April 2,
	2007	2006	$ change	% change
		(dollars in thousands)
Sales and marketing expenses	$9,271	$4,816	$4,455	93%
Percent of total revenue	43%	46%
     Sales and marketing expenses increased primarily due to an increase in employee headcount to 120 at April 1, 2007, from 72 at April 2, 2006. The absolute dollar increase period to period was primarily due to an increase in salaries and benefits, trade shows and marketing programs and sales commissions. Stock-based compensation expense related to sales and marketing increased to $152,000 in the first quarter of 2007 from $4,000 in the first quarter of 2006.
     General and Administrative Expenses. General and administrative expenses primarily include personnel costs, facilities expenses related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services such as legal, accounting, compliance and information systems. Since our initial public offering, we have incurred and will continue to incur significant additional accounting, legal and compliance costs as well as additional insurance, investor relations and other costs associated with being a public company. Accordingly, we expect general and administrative expenses to continue to increase in total dollars although we expect these expenses to decrease as a percentage of total revenue to the mid to upper single digit percent of revenue over the next several years.

	Three Months Ended
	April 1,	April 2,
	2007	2006	$ change	% change
		(dollars in thousands)
General and administrative expenses	$2,700	$1,293	$1,407	109%
Percent of total revenue	12%	12%
     General and administrative expenses increased primarily due to an increase in employee headcount to 41 at April 1, 2007, from 22 at April 2, 2006. The absolute dollar increase period to period was primarily due to an increase in salaries and benefits, facilities and depreciation expenses, stock-based compensation and professional service fees. The additional personnel and professional services fees were primarily the result of our ongoing efforts to build the legal, financial, human resources and information technology functions required of a public company. We expect to continue to incur significant additional expenses as a result of operating as a public company, including costs to comply with the Sarbanes-Oxley Act of 2002 and other rules and regulations applicable to public companies. However, we expect total general and administrative costs to decrease as a percentage of revenue over time. Stock-based compensation expense related to general and administrative increased to $188,000 in the first quarter of 2007 from $4,000 in the first quarter of 2006.
     Other Income (Expense), Net. Other income (expense), net primarily includes interest income on cash, cash equivalents and marketable securities balances and interest expense on our outstanding debt. In addition, the three months ended April 2, 2006, included the warrant revaluation expense adjustment to record our preferred stock warrants at fair value in accordance with FSP 150-5. We adopted FSP 150-5 and accounted for the related cumulative effect of the change in accounting principle on July 4, 2005.

	Three Months Ended
	April 1,	April 2,
	2007	2006	$ change
	(in thousands)
Interest income and other	$1,164	$44	$1,120
Interest expense	—	(111)	111
Warrant revaluation expense	—	(179)	179

Other income (expense), net	$1,164	$(246)	$1,410

     Other income (expense), net increased by $1.4 million due to a $1.1 increase in interest income related to our higher average cash, cash equivalents and marketable securities balances during the first quarter of 2007 from the comparable period in the prior year. The higher average cash and cash equivalents balance during the first quarter of 2007 resulted from the proceeds received from our initial public offering in December 2006.
Liquidity and Capital Resources
     As of April 1, 2007, our principal sources of liquidity consisted of cash and cash equivalents of $99.4 million and net accounts receivable of $25.2 million.
     The following table shows our working capital and cash and cash equivalents as of the stated dates:

	As of
	April 1,	December 31,
	2007	2006
	(in thousands)
Working capital	$105,432	$109,093
Cash and cash equivalents	99,438	99,899
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(in thousands)
Net cash provided by (used in) operating activities	$1,339	$(3,908)
Net cash used in investing activities	(1,214)	(40)
Net cash (used in) provided by financing activities	(583)	5,612
Cash Flows from Operating Activities
     Net cash provided by operating activities was $1.3 million during the three months ended April 1, 2007, and net cash used in operating activities was $3.9 million during the three months ended April 2, 2006. Net cash provided by operating activities during the first quarter of 2007 consisted primarily of our net loss of $3.8 million offset by net changes in current assets and liabilities of $3.5 million, and depreciation and amortization expense of $1.2 million and stock-based compensation expense of $458,000. This first quarter 2007 positive cash flow from operations is not expected to be sustainable over the next couple of quarters due to the working capital requirements of accelerating growth. Net cash used in operating activities during the first quarter of 2006 primarily consisted of our net loss of $4.5 million and a use of $462,000 related to net changes in our operating assets and liabilities, reduced by depreciation and amortization expense of $861,000.
Cash Flows from Investing Activities
     Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities during the three months ended April 1, 2007, was $1.2 million, all comprised of capital expenditures, and primarily related to improvements for additional leased space for our headquarters and increased research and development lab equipment. Net cash used in investing activities during the three months ended April 2, 2006, was $40,000, comprised of $1.6 million in capital expenditures offset by net sales of marketable securities of $1.6 million.

Cash Flows from Financing Activities
     Net cash used in financing activities was $583,000 during the three months ended April 1, 2007, compared with net cash provided by financing activities of $5.6 million during the three months ended April 2, 2006. In the first quarter of 2007, the net cash used in financing activities primarily related to payments of previously accrued public offering costs of $600,000. In the first quarter of 2006, the net cash provided by financing activities was primarily due to net borrowings of $5.4 million under our line of credit facilities.
     We believe that our $99.4 million of cash and cash equivalents at April 1, 2007, will be sufficient to fund our projected operating requirements for at least twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the acquisition of new businesses, and the continuing market acceptance of our products.
Contractual Obligations
     As of April 1, 2007, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2014. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
     We outsource the manufacturing of our products with Sanmina-SCI Corporation in which we maintain a rolling 90-day firm order based on production forecast. These orders may only be rescheduled or cancelled by Sanmina under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The remaining amount on the open purchase order with Sanmina and other partners and suppliers at April 1, 2007, was approximately $5.7 million.
Off-Balance Sheet Arrangements
     During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. If we elect the fair value option provided for in this standard, it would be effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined whether we will elect the option provided for in this standard, or the impact that the elective adoption may have on our consolidated results of operations or financial position.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended April 1, 2007, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4T. Controls and Procedures
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the Security and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports, and that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
     We believe that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     There were no changes in our internal control over financial reporting during the quarter ended April 1, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. At the end of the fiscal year 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
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
     We have not been profitable in any fiscal period since we were formed. We experienced a net loss of $3.8 million for the three months ended April 1, 2007, and $4.5 million for the three months ended April 2, 2006. As of April 1, 2007, our accumulated deficit was $78.9 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including expenditures for additional sales and marketing and research and development personnel. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.
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
     Historically, a significant portion of our total revenue has come from a limited number of customers in a small number of industries, particularly media and entertainment and Internet companies. For example, our largest customer for the three months ended April 1, 2007, Eastman Kodak Company, accounted for approximately 14% of our total revenue, and our two largest customers for the three months ended April 2, 2006, Comcast Corporation, which purchased through one of our resellers, and Eastman Kodak Company, accounted for approximately 27% of our total revenue. Because of concentrated purchases by certain new and existing customers, our largest customers have historically varied from quarter to quarter. As a consequence of the concentrated nature of our customers’ purchasing patterns, the proportion of our total revenue derived from a small number of customers may be even higher in any future quarter. We cannot provide any assurance that we will be able to sustain our revenue from these customers because our revenue has largely been generated in connection with these customers’ decisions to deploy large-scale storage installations and their capacity requirements may have been met. In addition, our customers, including Comcast Corporation and Eastman Kodak Company, generally buy systems on a purchase order basis and generally do not enter into long-term contracts or minimum purchase commitments. If we are unable to sustain our revenue from these customers or to replace it with revenue from new or existing customers, our growth may be limited. If economic conditions change for the industries in which our largest customers do business, or if we are unable to attract significant numbers of customers in other targeted industries, including government, oil and gas, and life sciences, our ability to maintain or grow our revenue would be adversely affected.
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
     Third parties could claim that our products or technologies infringe their proprietary rights. The data storage industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We expect that infringement claims may further increase as the number of products and competitors in our market increases. Although we have not to date been involved in any litigation related to intellectual property, we received a letter on July 31, 2006, from counsel to SeaChange International, Inc., a supplier of video-on-demand digital server systems and software to the television industry, suggesting that our products may be using SeaChange’s patented technology. We sent a response letter to SeaChange on August 7, 2006, to convey our good faith belief, based on our initial review of SeaChange’s patents, that the SeaChange patents are not relevant to Isilon’s products. We have exchanged additional correspondence with SeaChange’s legal counsel, who, among other things, alleged infringement and requested a meeting to discuss SeaChange’s concerns. We have investigated these allegations with the assistance of counsel, and we believe that we do not infringe. If we are unable to reach an amicable resolution of this dispute, it is possible that litigation with SeaChange may result. The outcome of any litigation is inherently unpredictable, and accordingly, we cannot assure you that, in the future, a court would not find that our products infringed these patents. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.
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
     Our industry has a history of declining storage hardware prices as measured on a cost per gigabyte of storage capacity basis. In order to maintain or increase our gross margins, we will need to continue to create valuable software that is included with our clustered storage systems and/or sold as separate standalone software applications. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to help increase our overall gross margin. If we are unable to successfully develop or acquire, and then market and sell, additional software functionality, such as our recently introduced SmartConnect, SnapshotIQ and Migration IQ software applications, our ability to maintain or increase our high-margin revenue and gross margin will be adversely affected.

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
     Our future performance depends on the continued service of our key technical, sales, services and management personnel. We rely on our executive officers and senior management to manage our existing business operations and to identify and pursue new growth opportunities. The loss of key employees could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming, cause additional disruptions to our business or be unsuccessful. In addition, key personnel may be distracted by activities unrelated to our business. For instance, prior to joining us, Steven Goldman, our President and Chief Executive Officer, served in various senior executive positions in sales, marketing and services at F5 Networks, Inc. Mr. Goldman has been named, together with other former and current officers and directors of F5 Networks, as a co-defendant in a number of federal and state derivative lawsuits that have been filed since May 2006. The plaintiffs in these actions are seeking to bring derivative claims on behalf of F5 Networks against the defendants based on allegations of improper stock option pricing practices. Mr. Goldman has engaged his own counsel to represent him in these actions and believes that he has meritorious defenses to all claims against him. We currently carry key-person life insurance covering only Mr. Goldman, and this insurance may not be able to compensate us adequately for the loss of Mr. Goldman’s services in the event of his death. The loss of the services, or distraction, of Mr. Goldman or other key executives for any reason could adversely affect our business, operating results and financial condition.
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
     We derived approximately 24% and 23% of our total revenue from customers outside the United States during the three months ended April 1, 2007, and April 2, 2006, respectively. We have sales and technical support personnel in several countries worldwide. We expect to continue to add personnel in additional countries. In addition, we use an offshore software development team from a third-party contract engineering provider in Moscow, Russia, and we may expand our offshore development effort within Russia and possibly in other countries. Our various international operations subject us to a variety of risks, including:
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
     Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures as we are subject to Section 404 of the Sarbanes-Oxley Act of 2002, which will in the future require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Both we and our independent registered public accounting firm will be testing our internal controls as we are subject to Section 404 requirements and, as part of that documentation and testing, will identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

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
     The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in December 2006 through May 4, 2007, our stock price has fluctuated from a low of $11.48 to a high of $28.50. Factors affecting the trading price of our common stock, some of which are outside our control, include:
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
     If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up agreements and other restrictions on resale lapse, the trading price of our common stock could decline. Based on shares outstanding as of April 1, 2007, we have outstanding 61,509,930 shares of common stock. Of these shares, only the 8,940,717 shares of common stock sold in our initial public offering are freely tradable, without restriction, in the public market. Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated may, in their sole discretion, permit our directors, officers, employees and current stockholders who are subject to a contractual lock-up to sell shares prior to the expiration of the lock-up agreements, which is 180 days after the date of our initial public offering. The lock-up is subject to extension under some circumstances.
     At various times after the lock-up agreements pertaining to our initial public offering expire, up to an additional 51,907,430 shares will be eligible for sale in the public market, of which 43,075,429 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and, in certain cases, various vesting agreements.
     In addition, as of April 1, 2007, the 16,754,199 shares that were either subject to outstanding options under our 2001 Stock Plan, reserved for future issuance or subject to outstanding options under our 2006 Equity Incentive Plan or 2006 Employee Stock Purchase Plan and the 129,992 shares that, as of April 1, 2007, were subject to outstanding warrants, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements executed with the underwriters of our initial public offering and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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
     As of April 1, 2007, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 70.6% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended April 1, 2007, we issued 1,866 shares of common stock upon exercise of options by employees and consultants who are based in the United States, that were exempt from the registration requirements of the Securities Act by virtue of Rule 701.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits
     The following exhibits are incorporated by reference or filed herewith.

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
3.2	Amended and Restated Bylaws of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
4.1	Form of registrant’s common stock certificate.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
4.2	Fourth Amended and Restated Investors’ Rights Agreement between the registrant and certain of its security holders dated July 19, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.1	Form of Indemnification Agreement.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.2	Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.3	Form of Stock Option Agreement under the Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.4	2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.5	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.6	2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.7	Form of Subscription Agreement under the 2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.8	Offer Letter with Steven Goldman dated July 17, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.9	Offer Letter with Eric J. Scollard dated October 4, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date
10.10	Offer Letter with Mark L. Schrandt dated October 3, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.11	Offer Letter with Brett G. Goodwin dated March 10, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.12	Offer Letter with John W. Briant dated September 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.13	Offer Letter with Stuart W. Fuhlendorf dated March 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.14	Offer Letter with Thomas P. Pettigrew dated December 22, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.15†	Manufacturing Services Agreement between the registrant and Sanmina-SCI Corporation dated February 17, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	December 14, 2006
10.16	Office Lease between the registrant and Selig Holdings Company dated November 11, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.17	First Amendment to Office Lease between the registrant and Selig Holdings Company dated December 2, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.18	Second Amendment to Office Lease between the registrant and Selig Holdings Company dated August 4, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.19	Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.20	Amendment to Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.21	Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 24, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date
10.22	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 10, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.23	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 21, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.24	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 29, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.25	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.26	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.27	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006
10.28	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006
10.29	Offer Letter with Gwen Weld dated June 5, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006
10.30	Offer Letter with James Richardson dated October 2, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1 ‡	Section 1350 Certification of Chief Executive Officer.
32.2 ‡	Section 1350 Certification of Chief Financial Officer.
† Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act of 1933.
* Filed herewith.
‡ Furnished herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISILON SYSTEMS, INC.
Date: May 9, 2007	By:	/s/ Steven Goldman
Steven Goldman
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Stuart W. Fuhlendorf
Stuart W. Fuhlendorf
Chief Financial Officer and Vice President of Finance (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
3.2	Amended and Restated Bylaws of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
4.1	Form of registrant’s common stock certificate.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
4.2	Fourth Amended and Restated Investors’ Rights Agreement between the registrant and certain of its security holders dated July 19, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.1	Form of Indemnification Agreement.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.2	Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.3	Form of Stock Option Agreement under the Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.4	2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.5	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.6	2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.7	Form of Subscription Agreement under the 2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.8	Offer Letter with Steven Goldman dated July 17, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.9	Offer Letter with Eric J. Scollard dated October 4, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date
10.10	Offer Letter with Mark L. Schrandt dated October 3, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.11	Offer Letter with Brett G. Goodwin dated March 10, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.12	Offer Letter with John W. Briant dated September 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.13	Offer Letter with Stuart W. Fuhlendorf dated March 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.14	Offer Letter with Thomas P. Pettigrew dated December 22, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.15†	Manufacturing Services Agreement between the registrant and Sanmina-SCI Corporation dated February 17, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	December 14, 2006
10.16	Office Lease between the registrant and Selig Holdings Company dated November 11, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.17	First Amendment to Office Lease between the registrant and Selig Holdings Company dated December 2, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.18	Second Amendment to Office Lease between the registrant and Selig Holdings Company dated August 4, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.19	Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.20	Amendment to Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.21	Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 24, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date
10.22	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 10, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.23	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 21, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.24	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 29, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.25	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.26	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.27	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006
10.28	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006
10.29	Offer Letter with Gwen Weld dated June 5, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006
10.30	Offer Letter with James Richardson dated October 2, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1 ‡	Section 1350 Certification of Chief Executive Officer.
32.2 ‡	Section 1350 Certification of Chief Financial Officer.
† Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act of 1933.
* Filed herewith.
‡ Furnished herewith.