Form 10-K/A
period 2006-12-31
Isilon Systems, Inc.
filed 2007-08-09
CIK 1373671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33196
Isilon Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-2101027 (IRS Employer Identification No.)
3101 Western Ave
Seattle, WA 98121
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code:
206-315-7500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.00001 per share
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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

EXPLANATORY NOTE
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ISILON SYSTEMS, INC.
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for the year ended December 31, 2006, which was initially filed by Isilon Systems, Inc. with the Securities and Exchange Commission (the “SEC”) on March 15, 2007 (the “Original Filing”), is being filed with the SEC to amend Item 15(a)(3) of and the Index to Exhibits to the Original Filing to note which exhibits are incorporated by reference, as required by Item 601(a)(2) of Regulation S-K.
All information contained in this Form 10-K/A is as of the date of the Original Filing and does not reflect any subsequent information or events other than as described above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISILON SYSTEMS, INC.
By:	/s/ Steven Goldman
Steven Goldman
President, Chief Executive Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Goldman Steven Goldman	President, Chief Executive Officer and Director (Principal Executive Officer)	August 8, 2007

/s/ Stuart W. Fuhlendorf Stuart W. Fuhlendorf	Chief Financial Officer and Vice President of Finance (Principal Accounting and Financial Officer)	August 8, 2007

INDEX TO EXHIBITS

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
3.2	Amended and Restated Bylaws of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
4.1	Form of registrant’s common stock certificate.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
4.2	Fourth Amended and Restated Investors’ Rights Agreement between the registrant and certain of its security holders dated July 19, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.1	Form of Indemnification Agreement.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.2	Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.3	Form of Stock Option Agreement under the Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.4	2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.5	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.6	2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.7	Form of Subscription Agreement under the 2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.8	Offer Letter with Steven Goldman dated July 17, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.9	Offer Letter with Eric J. Scollard dated October 4, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.10	Offer Letter with Mark L. Schrandt dated October 3, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.11	Offer Letter with Brett G. Goodwin dated March 10, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.12	Offer Letter with John W. Briant dated September 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.13	Offer Letter with Stuart W. Fuhlendorf dated March 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.14	Offer Letter with Thomas P. Pettigrew dated December 22, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.15†	Manufacturing Services Agreement between the registrant and Sanmina-SCI Corporation dated February 17, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	December 14, 2006
10.16	Office Lease between the registrant and Selig Holdings Company dated November 11, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.17	First Amendment to Office Lease between the registrant and Selig Holdings Company dated December 2, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.18	Second Amendment to Office Lease between the registrant and Selig Holdings Company dated August 4, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.19	Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.20	Amendment to Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.21	Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 24, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.22	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 10, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.23	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 21, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.24	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 29, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.25	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.26	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date
10.27	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006
10.28	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006
10.29	Offer Letter with Gwen Weld dated June 5, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006
10.30	Offer Letter with James Richardson dated October 2, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-33196)	March 15, 2007
24.1	Power of Attorney.	Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-33196)	March 15, 2007
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

†	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act of 1933.
*	Filed herewith.