Form 10-Q
period 2007-07-01
Isilon Systems, Inc.
filed 2007-08-09
CIK 1373671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 3, 2007, 61,922,131 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
Isilon Systems, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Revenue:
Product	$21,654	$11,696	$40,271	$20,708
Services	3,462	1,718	6,452	3,129

Total revenue	25,116	13,414	46,723	23,837

Cost of revenue:
Product	10,237	5,735	18,566	10,085
Services (1)	1,762	660	3,270	1,336

Total cost of revenue	11,999	6,395	21,836	11,421

Gross profit	13,117	7,019	24,887	12,416

Operating expenses:
Research and development (1)	4,730	3,894	9,404	7,454
Sales and marketing (1)	9,956	5,685	19,227	10,501
General and administrative (1)	3,183	1,777	5,883	3,070

Total operating expenses	17,869	11,356	34,514	21,025

Loss from operations	(4,752)	(4,337)	(9,627)	(8,609)

Other income (expense), net
Interest income and other	1,167	22	2,331	66
Interest expense	—	(345)	—	(456)
Warrant revaluation expense	—	(765)	—	(944)
Loss on disposal of property and equipment	—	(72)	—	(72)

Total other income (expense), net	1,167	(1,160)	2,331	(1,406)

Loss before income tax expense	(3,585)	(5,497)	(7,296)	(10,015)

Income tax expense	(36)	—	(75)	—

Net loss	$(3,621)	$(5,497)	$(7,371)	$(10,015)

Net loss per common share, basic and diluted	$(0.06)	$(0.89)	$(0.12)	$(1.69)

Shares used in computing basic and diluted net loss per common share	61,148	6,177	60,940	5,943

(1)	Includes stock-based compensation as follows:

Cost of revenue	$25	$—	$44	$1
Research and development	222	33	321	38
Sales and marketing	398	28	550	32
General and administrative	371	44	559	48

Total stock-based compensation	$1,016	$105	$1,474	$119

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share data)

	As of
	July 1,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$73,648	$99,899
Marketable securities	20,859	—
Trade receivables, net of allowances of $873 and $501, respectively	29,261	24,388
Inventories	5,744	3,587
Other current assets	4,405	1,939

Total current assets	133,917	129,813

Property and equipment, net	10,258	7,158

Total assets	$144,175	$136,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,428	$6,777
Accrued liabilities	2,697	2,869
Accrued compensation and related benefits	4,210	3,463
Deferred revenue and customer deposits	9,050	7,611

Total current liabilities	30,385	20,720

Deferred revenue, net of current portion	5,223	3,308
Deferred rent, net of current portion	3,493	2,186

Total liabilities	39,101	26,214

Stockholders’ equity:
Preferred stock, par value $0.00001: 10,000 shares authorized no shares issued and outstanding	—	—
Common stock, par value $0.00001: 250,000 authorized; 61,807 and 61,519 shares issued and outstanding	1	1
Additional paid-in capital	187,689	185,947
Accumulated other comprehensive loss	(137)	(83)
Accumulated deficit	(82,479)	(75,108)

Total stockholders’ equity	105,074	110,757

Total liabilities and stockholders’ equity	$144,175	$136,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	July 1,	July 2,
	2007	2006
Cash flows from operating activities
Net loss	$(7,371)	$(10,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,447	1,683
Realized gain on sale of marketable securities	—	(8)
Non-cash interest expense	—	78
Excess and obsolete inventory expense	271	92
Amortization of discount on marketable securities	(30)	—
Stock-based compensation expense	1,474	119
Loss on disposal of property and equipment	—	80
Warrant revaluation expense	—	944
Changes in operating assets and liabilities:
Accounts receivable, net	(4,761)	(6,726)
Inventories	(2,428)	(2,785)
Other current assets	(2,360)	(329)
Accounts payable	7,018	5,644
Accrued liabilities, compensation payable and deferred rent	775	1,312
Deferred revenue and customer deposits	3,203	2,302

Net cash used in operating activities	(1,762)	(7,609)

Cash flows from investing activities
Purchases of property and equipment	(3,183)	(2,845)
Purchases of marketable securities	(20,832)	(691)
Sales of marketable securities	—	2,008
Proceeds from sale of property and equipment	—	21

Net cash used in investing activities	(24,015)	(1,507)

Cash flows from financing activities
Proceeds from issuance of common stock	203	577
Proceeds from notes payable	—	24,862
Repurchases of unvested common stock	(78)	—
Payments of offering costs	(600)	—
Payments of notes payable and capital lease obligations	—	(16,711)

Net cash (used in) provided by financing activities	(475)	8,728

Effect of exchange rate changes on cash and cash equivalents	1	3

Net decrease in cash and cash equivalents	(26,251)	(385)
Cash and cash equivalents at beginning of period	99,899	10,853

Cash and cash equivalents at end of period	$73,648	$10,468

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
     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and six months ended July 1, 2007, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 30, 2007. The Company operates on a 52/53-week fiscal year ending on the Sunday closest to December 31. Accordingly, the Company’s fiscal year 2007 ends on December 30, 2007 and its fiscal year 2006 ended on December 31, 2006. The fiscal year 2007 quarters end on April 1, July 1, and September 30, 2007.
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
Concentration of Risk
     The Company’s cash and cash equivalents are invested with financial institutions in deposits that may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the institutions are financially sound and, accordingly, that minimal credit risk exists.
     The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses. Customer concentrations of greater than 10% were as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
% of Total Revenue
Eastman Kodak Company	17%	17%	16%	15%
Comcast Corporation (1)	less than 10%	18	less than 10%	17

(1)	Comcast Corporation purchases through one of the Company’s resellers.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	As of
	July 1,	December 31,
	2007	2006
% of Gross Accounts Receivable
Eastman Kodak Company	12%	18%
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
     The Company’s software is integrated with industry standard hardware and is essential to the functionality of the integrated system product. The Company provides unspecified software updates and enhancements related to its products through service contracts. Accordingly, the Company recognizes revenue in accordance with the guidance provided under AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition , or SOP 97-2, and SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions , or SOP 98-9, for all transactions involving the sale of software. Product revenue is recognized once a legally binding arrangement with a customer has been evidenced, delivery has occurred, fees are fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The Company’s fees are considered fixed or determinable at the execution of an agreement, which comprises the final terms of sale including the description, quantity and price of each product purchased. Substantially all of the sales under the Company’s arrangements with customers, including value-added resellers and distributors, do not include rights of return, acceptance provisions, rebates or other incentives. The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is deemed not credit worthy, all revenue from the arrangement is deferred until payment is received and all other revenue recognition criteria have been met.
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
Accounting for Stock-Based Compensation
     On January 2, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment , or SFAS 123(R), using the prospective transition method. Under this method, the Company’s stock-based compensation costs recognized during 2006 were comprised of compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on their grant-date fair value estimated using the Black-Scholes model, in accordance with the provisions of SFAS 123(R).
     The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award under SFAS 123(R). The Company calculated the expected term based on the provisions outlined in SFAS 123(R), which, for options granted in the three and six months ended July 1, 2007, resulted in an expected term of approximately four years. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     During the three and six months ended July 1, 2007, and July 2, 2006, the Company recorded non-cash stock-based compensation expense of $1.0 million and $105,000, and $1.5 million and $119,000, respectively. As of July 1, 2007, and December 31, 2006, the Company’s total unrecognized compensation cost related to stock-based awards granted since January 2, 2006, was $18.8 million and $6.3 million, respectively, which will be recognized over the weighted-average remaining requisite service period of approximately 3.0 years. The Company recorded no tax benefit related to these options during the three and six months ended July 1, 2007, since the Company currently maintains a full valuation allowance on its net deferred tax assets. In future periods, stock-based compensation expense will increase as the Company records expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees.
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
2. Initial Public Offering
     On December 14, 2006, the Company completed its initial public offering selling 8,940,717 shares of common stock at $13.00 per share generating net proceeds of approximately $105.7 million. Simultaneous with its initial public offering, the Company’s shares of mandatorily redeemable convertible preferred stock were automatically converted into 43.5 million shares of common stock, and 409,478 warrants to purchase mandatorily redeemable convertible preferred stock were converted into warrants to purchase common stock.
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

	As of
	July 1,	July 2,
	2007	2006
Options to purchase common stock	8,837,388	6,325,210
Common stock subject to vesting provisions	332,074	1,384,472
Common stock purchaseable under Employee Stock Purchase Plan	27,535	—
Mandatorily redeemable convertible preferred stock	—	41,788,922
Warrants to purchase mandatorily redeemable convertible preferred stock	129,992	409,478

	9,326,989	49,908,082

4. Comprehensive Loss
     Comprehensive loss for the three months ended July 1, 2007, and July 2, 2006, was $3.7 million and $5.5 million, respectively, and for the six months ended July 1, 2007, and July 2, 2006 was $7.4 million and $10.0 million, respectively. The other components of comprehensive loss in the first and second quarters ended 2007 and 2006, aside from net loss for the periods reported, were net unrealized gains on marketable securities and foreign currency translation adjustments.
5. Marketable Securities
     At their date of acquisition, the Company’s marketable securities are classified into categories in accordance with the provisions of statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. During

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
the periods presented, the Company had securities classified as available-for-sale, which were reported at fair value with the related unrealized gains and losses included as a separate component in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense), net. Realized and unrealized gains and losses are based on the specific identification method. The Company’s investments in marketable securities are diversified among high-credit quality securities in accordance with the Company’s investment policy.
     Marketable securities totaled $20.9 million at July 1, 2007. There were no realized gains or losses on the sales of marketable securities for the three and six months ended July 1, 2007. Gross unrealized gains and losses at July 1, 2007 were not significant.
6. Inventories
     The Company outsources the manufacturing of its products to a contract manufacturer that assembles each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components. The Company reduces inventory to its estimated net realizable value by reserving for excess and obsolete inventories determined primarily based on historical usage, forecasted demand and evaluation unit conversion rate and age. Inventories have been reduced by $1.2 million and $1.1 million as of July 1, 2007, and December 31, 2006, respectively.
     Inventories consisted of the following:

	As of
	July 1,	December 31,
	2007	2006
	(in thousands)
Finished goods	$2,460	$1,530
Evaluation units	3,284	2,057

	$5,744	$3,587

7. Property and Equipment
     Property and equipment, net, consisted of the following:

	As of
	July 1,	December 31,
	2007	2006
	(in thousands)
Software and computer equipment	$10,787	$8,569
Furniture, office equipment and other	5,227	3,581
Leasehold improvements	4,992	3,308

	21,006	15,458

Less: accumulated depreciation and amortization	(10,748)	(8,300)

	$10,258	$7,158

     Depreciation and amortization expense was $1.3 million and $2.4 million, and $1.1 million and $1.7 million, for the three and six months ended July 1, 2007, and July 2, 2006, respectively.
8. Stockholders’ Equity
Warrants
          On June 29, 2005, the FASB issued Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable , or FSP 150-5. FSP 150-5 affirms that warrants to purchase shares of

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
the Company’s mandatorily redeemable convertible preferred stock are subject to the requirements in FSP 150-5 and requires the Company to classify these warrants as liabilities and revalue them to fair value at the end of each reporting period. For the six months ended July 2, 2006, the Company recorded a charge of $944,000, reflecting the increase in fair value between January 2, 2006, and July 2, 2006. The Company revalued the warrants through December 20, 2006, the date of the closing of the Company’s initial public offering and conversion of preferred stock to common stock. Subsequent to December 20, 2006, the warrants no longer were marked to market because they were converted into warrants to purchase common stock.
     The Company’s common stock warrants consisted of the following:

				Number of Shares
				Subject to Warrants
		Exercise	Expiration	July 1,	December 31,
	Issue Date	Price	Date	2007	2006
Warrants to purchase common stock	March 2006	$2.3078	March 2016	129,992	129,992
Stock Options and Unvested Common Stock
     The Company accounts for cash received for the purchase of unvested shares of common stock or the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s consolidated balance sheets. As of July 1, 2007, and December 31, 2006, there were 332,074 and 921,292 unvested shares, respectively, of the Company’s common stock outstanding and $259,000 and $506,000, respectively, of the related recorded liability.
     Detail related to activity of unvested shares of common stock is as follows:

	Number of	Weighted-Average
	Unvested Shares	Exercise/Purchase
	Outstanding	Price
Balance as of January 1, 2007	921,292	$0.55
Issued	—	$—
Vested	(419,942)	$0.39
Repurchased	(169,276)	$0.47

Balance as of July 1, 2007	332,074	$0.78

     Detail related to stock option activity is as follows:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price
Balance as of January 1, 2007	6,753,969	$1.77
Options granted	2,962,894	$13.55
Options exercised	(457,270)	$0.44
Options forfeited	(422,205)	$2.89

Balance as of July 1, 2007	8,837,388	$5.73

     The total intrinsic value for options exercised during the six months ended July 1, 2007, was $6.2 million, representing the difference between the estimated fair value of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.
     The fair value of each employee option on the date of grant was estimated using the Black-Scholes option pricing model under SFAS 123(R). The following assumptions were used for the valuations of options granted to employees during the three and six months ended July 1, 2007, and July 2, 2006:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Risk-free interest rate	4.5% - 5.1%	4.9% - 5.1%	4.5% - 5.1%	4.6% - 5.1%
Expected term	4 years	4 years	4 years	4 years
Dividend yield	None	None	None	None
Volatility	40 - 41%	47%	39 - 41%	47%

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The Company estimated its expected volatility based on reported market value data for a group of publicly traded companies, which were selected from certain market indices, that the Company believed were relatively comparable after consideration of their size, industry, stage of lifecycle, profitability, growth, and risk and return on investment.
     The estimated weighted-average grant date fair value of options granted during the six months ended July 1, 2007, with exercise prices that equaled the estimated per share fair value of the Company’s common stock at the date of grant, was $5.18. The estimated weighted-average grant date fair value of options granted during the six months ended July 2, 2006, with exercise prices less than the estimated per share fair value of the Company’s common stock at the date of grant, was $0.80.
     The Company adopted an Employee Stock Purchase Plan (the “2006 ESPP”) in the fourth quarter of 2006. A total of 750,000 shares of the Company’s common stock have been reserved for sale under the 2006 ESPP. Under the 2006 ESPP, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of the Company’s common stock on the applicable purchase date. The first purchase period commenced in February 2007 and the related discount was included in stock-based compensation expense. The total liability for the 2006 ESPP, including the related 15% discount, is $412,000 as of July 1, 2007, and is included in accrued compensation and related benefits in the company’s condensed consolidated balance sheet.
10. Income Taxes
     As of July 1, 2007, the Company had total net operating loss carryforwards for federal and state income tax purposes of $44.6 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company’s gross deferred tax assets have been fully offset by a valuation allowance. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2027. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.
     The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Income tax at statutory rate	34.0%	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.1	2.4	2.1	2.4
Permanent difference	(0.9)	—	(0.8)	—
Stock compensation	(2.6)	—	(2.4)	—
Other	0.8	(0.1)	0.4	(0.1)
Change in valuation allowance	(34.4)	(36.3)	(34.3)	(36.3)

Total	(1.0)%	—%	(1.0)%	—%

     On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes , or FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company elected to include interest on tax positions as a component of interest expense. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or financial position.
     As of January 1, 2007, we were open to examination in the U.S. federal tax jurisdiction for the 2004 to 2006 tax years and various foreign, state and local jurisdictions for the 2003 to 2006 tax years.
11. Segment Information
     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information , establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development and sale of clustered storage solutions. The Company’s chief operating decision-maker is its chief executive officer. The Company’s chief executive officer reviews

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance and allocating resources. The Company and its chief executive officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic region based on the location of the end customer. The Company’s assets are primarily located in the United States of America and not allocated to any specific region; therefore, geographic information is presented only for total revenue.
The following presents total revenue by geographic region:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
United States of America	$17,265	$10,786	$33,738	$18,812
Asia	3,861	1,390	6,867	2,770
EMEA	3,745	556	5,569	1,505
Other	245	682	549	750

Total	$25,116	$13,414	$46,723	$23,837

12. Commitments and Contingencies
     The Company maintains, with Sanmina-SCI Corporation (“Sanmina”), a rolling 90-day firm order for products it manufactures for the Company, and these orders may only be rescheduled or cancelled by Sanmina under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The amount of the open purchase orders with Sanmina and other partners and suppliers at July 1, 2007, was approximately $4.6 million.
     The Company is party to various legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any legal proceedings that management believes would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding our competitive environment, the anticipated growth of digital content, the expected demand for and benefits of our storage products, our future business plans and growth strategy, our ability to improve existing products and to develop new and future products, our anticipated revenue and expenses, our ability to add value-added resellers and distributors and to sell our products internationally, our ability to realize operating leverage and realize efficiencies in our sales model by leveraging partners and selling to existing customers, anticipated results of potential or actual litigation, the anticipated sufficiency of our current office space and ability to find additional space as needed, anticipated development or acquisition of intellectual property and resulting benefits, expected impacts of changes in accounting rules, including the impact on deferred tax benefits, the impact of governmental regulation, employee hiring and retention, including anticipated reductions in force and headcount, the future payment of dividends, use of cash, cash needs and ability to raise capital, and potential liability from contractual relationships. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q . You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.
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
     New Customers and Repeat Sales Orders. Our goal is to attract a significant number of new customers and to encourage existing customers to purchase additional products, specifically our higher margin software applications, SyncIQ, SnapshotIQ, SmartConnect, Migration IQ, and SmartQuotas. A majority of our customers buy our storage systems and later add additional nodes or software applications as the need arises under our ‘pay-as-you-grow’ model.

     Channel Leverage. We are actively growing our relationships with channel partners to further penetrate our targeted markets domestically and internationally. We track our sales orders by direct or indirect customers with the goal of increasing revenue from channel partners.
     Gross Margin. Our goal is to grow our gross margin to increase the profitability of our business. Some of the key factors affecting our gross margin are average sales prices of our systems, the revenue attributable to software applications as a percentage of total revenue, the rate at which our customers adopt our higher margin products, the timing of component cost reductions through product redesign, the timing of supplier cost reductions, and overall market conditions. We also expense items such as customer service and inventory obsolescence through cost of revenue. We consider our ability to monitor and manage these factors to be a key aspect of attaining and expanding our profitability.
     Operating Cash Flow. We closely monitor operating cash flow as a measure of our business performance. Some of the key factors affecting operating cash flows are our ability to generate net income and manage working capital. Increasing inventory turns and reducing days sales outstanding in accounts receivable are both contributors to improving working capital. Our goal is to maximize cash flows while continuing to invest in our business. Our close tracking of operating cash flow allows us to better manage the cash needs of our business.
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

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(dollars in thousands)
Revenue by type:
Product	$21,654	$11,696	$40,271	$20,708
Services	3,462	1,718	6,452	3,129

Total revenue	$25,116	$13,414	$46,723	$23,837

% revenue by type:
Product	86%	87%	86%	87%
Services	14	13	14	13

Total	100%	100%	100%	100%

Revenue by geography:
Domestic	$17,265	$10,786	$33,738	$18,812
International	7,851	2,628	12,985	5,025

Total revenue	$25,116	$13,414	$46,723	$23,837

% revenue by geography:
Domestic	69%	80%	72%	79%
International	31	20	28	21

Total	100%	100%	100%	100%

Revenue by sales channel:
Direct	$10,613	$7,412	$19,519	$13,231
Indirect	14,503	6,002	27,204	10,606

Total revenue	$25,116	$13,414	$46,723	$23,837

% revenue by sales channel:
Direct	42%	55%	42%	56%
Indirect	58	45	58	44

Total	100%	100%	100%	100%

     Total revenue increased 87% and 96% for the three and six months ended July 1, 2007, from the comparable periods in the prior year. This growth was primarily due to an increase in our customer base and expanded product offerings offset by a decrease in average order sizes. The number of new customers added for the three and six months ended July 1, 2007, was 91 and 168, representing a 117% and 124% increase over the number of new customers added in the comparable periods in the prior year. New customer growth was driven by penetration in our target markets, our expanded sales force and continued traction in international markets. A wider range of product offerings and greater overall acceptance of the clustered storage category contributed to both initial and repeat orders from customers. The decrease in average order sizes year-over-year is attributable to increased diversification of customers and product mix, specifically a greater number of new customers purchasing our entry level IQ 200 system. We experience seasonality in our revenue growth based on historical customer demand and therefore expect revenue growth to be higher during the second and fourth quarters of the fiscal year.
     The increase in indirect channel revenue was due to the growing market for our products and our increased focus on expanding our indirect channel sales by hiring dedicated sales managers and expanding our group of value-added resellers. Computer Design and Integration LLC is the only reseller that accounted for more than 10% of our total revenue during the first half of 2006. No reseller accounted for more than 10% of our revenue during the first half of 2007. We plan to continue to expand our relationships with channel partners and over time expect the percent of revenue generated through the channel to grow.
     The percentage of our total revenue derived from support services was 14% for both the three and six months ended July 1, 2007, and 13% for both the three and six months ended July 2, 2006. As our installed customer base continues to grow, we expect our proportion of services revenue to continue to increase over time in proportion with of our total revenue.
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

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(dollars in thousands)
Cost of revenue:
Product	$10,237	$5,735	$18,566	$10,085
Services	1,762	660	3,270	1,336

Total cost of revenue	$11,999	$6,395	$21,836	$11,421

Gross margin:
Product	52.7%	51.0%	53.9%	51.3%
Services	49.1	61.6	49.3	57.3
Total gross margin	52.2	52.3	53.3	52.1
     Overall gross margin decreased 10 basis points and increased 120 basis points for the three and six months ended July 1, 2007, respectively, from the comparable periods in the prior year.
     Gross margin for product revenue increased 170 basis points and 260 basis points for the three and six months ended months ended July 1, 2007, respectively, from the comparable periods in the prior year. These increases were primarily due to customer adoption of our new generation of software applications together with a reduction in component costs. Since the third quarter of 2006, we expanded from a single software application, SyncIQ, to create a suite of five applications including the additions of SnapshotIQ, SmartConnect, Migration IQ, and SmartQuotas. All of our software applications carry a higher gross margin than our overall product margin. In the first half of 2007, approximately 50% of our new customers purchased one or more of our five software applications.
     Overall gross margin decreased 230 basis points sequentially from the first to second quarter of 2007. The decrease was primarily due to a large transaction with Kodak, one of our oldest and largest high-volume customers, in which we provided our products to them at a price point that placed downward pressure on gross margin for the second quarter of 2007.
     We expect to continue to experience pricing pressures within our industry as the price per megabyte of storage decreases year-over-year. This downward pricing pressure is primarily due to the decreasing prices of disk drives and other industry standard hardware components. Depending on the product type, disk drives can represent approximately one-fourth of our material cost. Historically, disk drives have decreased in price approximately 30% from year to year. Thus, the decline in product prices that we experienced was more than offset by a greater percentage decrease in cost of product revenue on a per node basis resulting in an overall increase in product gross margin the first half of 2007 compared with the first half of 2006.
     Gross margin for services revenue decreased 1250 basis points and 800 basis points for the three and six months ended months ended July 1, 2007, respectively, from the comparable periods in the prior year. Services revenue includes support services for both our software and our hardware products. Software support provides customers with software updates, maintenance releases and patches, which have minimal costs. Hardware support includes Internet access to our technical knowledge database and to technical support personnel, and third-party costs in providing technical support. During the first half of 2007, we continued to make investments in our customer service and support structure to support the growth in our customer base. As a result, gross margin for services revenue for the second quarter and first half of 2007 decreased from the comparable period in the prior year.
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

	Three Months Ended				Six Months Ended
	July 1,	July 2,			July 1,	July 2,
	2007	2006	$ change	% change	2007	2006	$ change	% change
	(dollars in thousands)				(dollars in thousands)
Research and development expenses	$4,730	$3,894	836	21%	$9,404	$7,454	1,950	26%
Percent of total revenue	19%	29%			20%	31%

     Research and development expenses increased primarily due to an increase in employee headcount to 105 at July 1, 2007, from 90 at July 2, 2006. The absolute dollar increases period-to-period were primarily due to an increase in salaries and benefits, professional services, and stock-based compensation expense. Stock-based compensation expense related to research and development increased to $222,000 in the second quarter of 2007 from $33,000 in the second quarter of 2006 and to $321,000 in the first half of 2007 from $38,000 in the first half of 2006.
     Sales and Marketing Expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, professional services fees, trade shows, marketing programs, facilities and depreciation expenses, and bad debt expense. We plan to continue to invest heavily in sales and marketing by increasing the size of our field sales force and the number of our channel partners to allow us to expand into existing and new geographic and vertical markets. We also plan to continue to invest in expanding our domestic and international sales and marketing activities and building brand awareness. We expect that sales and marketing expenses will increase in absolute dollars and grow at a faster rate than our research and development expenses and thus remain our largest expense category. However, we expect sales and marketing expenses to decrease as a percentage of total revenue in the future due to our expected revenue growth and attainment of economies of scale. Over the next several years, we expect sales and marketing expenses to be in the high 20% to low 30% of total revenue. Generally, sales personnel are not immediately productive and thus sales and marketing expenses do not immediately result in revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become fully productive. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

	Three Months Ended				Six Months Ended
	July 1,	July 2,			July 1,	July 2,
	2007	2006	$ change	% change	2007	2006	$ change	% change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing expenses	$9,956	$5,685	4,271	75%	$19,227	$10,501	8,726	83%
Percent of total revenue	40%	42%			41%	44%
     Sales and marketing expenses increased primarily due to an increase in employee headcount to 133 at July 1, 2007, from 78 at July 2, 2006. The absolute dollar increases period-to-period were primarily due to an increase in salaries and benefits, trade shows, marketing programs and sales commissions. Stock-based compensation expense related to sales and marketing increased to $398,000 in the second quarter of 2007 from $28,000 in the second quarter of 2006 and to $550,000 in the first half of 2007 from $32,000 in the first half of 2006.
     General and Administrative Expenses. General and administrative expenses primarily include personnel costs, facilities expenses related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services such as legal, accounting, compliance and information systems. Since our initial public offering, we have incurred and will continue to incur significant additional accounting, legal and compliance costs, as well as additional insurance, investor relations, and other costs associated with being a public company. Accordingly, we expect general and administrative expenses to continue to increase in total dollars although we expect these expenses to decrease as a percentage of total revenue to 6-10% over the next several years.

	Three Months Ended				Six Months Ended
	July 1,	July 2,			July 1,	July 2,
	2007	2006	$ change	% change	2007	2006	$ change	% change
	(dollars in thousands)				(dollars in thousands)
General and administrative expenses	$3,183	$1,777	1,406	79%	$5,883	$3,070	2,813	92%
Percent of total revenue	13%	13%			13%	13%
     General and administrative expenses increased primarily due to an increase in employee headcount to 43 at July 1, 2007, from 28 at July 2, 2006. The absolute dollar increases period-to-period were primarily due to an increase in salaries and benefits, stock-based compensation, facilities and depreciation expenses, and insurance costs. The additional personnel and professional services fees were primarily the result of our efforts to build our legal, financial, human resources and information technology functions required of a public company. We expect to continue to incur significant additional expenses as a result of operating as a public company, including costs to comply with the Sarbanes-Oxley Act of 2002 and other rules and regulations applicable to public companies. However, we expect total general and administrative costs to decrease as a percentage of revenue over time. Stock-based compensation expense related to general and administrative increased to $371,000 in the second quarter of 2007 from $44,000 in the second quarter of 2006 and to $559,000 in the first half of 2007 from $48,000 in the first half of 2006.
     Other Income (Expense), Net. Other income (expense), net primarily includes interest income on cash, cash equivalents and marketable securities balances and interest expense on our outstanding debt. In addition, the three months ended July 2, 2006, included the warrant revaluation expense adjustment to record our preferred stock warrants at fair value in accordance with FSP 150-5. We adopted FSP 150-5 and accounted for the related cumulative effect of the change in accounting principle on July 4, 2005.

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
	2007	2006	$ change	2007	2006	$ change
	(in thousands)			(in thousands)
Interest income and other	$1,167	$22	$1,145	$2,331	$66	$2,265
Interest expense	—	(345)	345	—	(456)	456
Warrant revaluation expense	—	(765)	765	—	(944)	944
Loss on disposal of property and equipment	—	(72)	72	—	(72)	72

Other income (expense), net	$1,167	$(1,160)	$2,327	$2,331	$(1,406)	$3,737

     Other income (expense), net increased by $2.3 million due to a $1.1 increase in interest income related to our higher average cash, cash equivalents and marketable securities balances during the second quarter of 2007 from the comparable period in the prior year and a reduction in interest and warrant revaluation expense of $1.1 million. The higher average cash and cash equivalents balance during the first half of 2007 resulted from the proceeds received from our initial public offering in December 2006.
Liquidity and Capital Resources
     As of July 1, 2007, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $94.5 million and net accounts receivable of $29.3 million.
     The following table shows our working capital and cash and cash equivalents as of the stated dates:

	As of
	July 1,	December 31,
	2007	2006
	(in thousands)
Working capital	$103,532	$109,093
Cash, cash equivalents and marketable securities	94,507	99,899
     The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended
	July 1,	July 2,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(1,762)	$(7,609)
Net cash used in investing activities	(24,015)	(1,507)
Net cash (used in) provided by financing activities	(475)	8,728
Cash Flows from Operating Activities
     Net cash used in operating activities was $1.8 million and $7.6 million during the six months ended July 1, 2007 and July 2, 2006. Net cash used in operating activities during the first half of 2007 consisted primarily of our net loss of $7.4 million, offset by net changes in current assets and liabilities of $1.4 million, depreciation and amortization expense of $2.4 million and stock-based compensation expense of $1.5 million.
     Net cash used in operating activities during the first half of 2006 primarily consisted of our net loss of $10.0 million and a use of $582,000 related to net changes in our operating assets and liabilities, reduced by depreciation and amortization expense of $1.7 million and warrant revaluation expense of $944,000.
Cash Flows from Investing Activities
     Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities during the six months ended July 1, 2007, was $24.0 million, comprised of $20.8 million of purchases of marketable securities and $3.2 million of capital expenditures, primarily related to improvements for additional leased space for our headquarters and increased research and development lab equipment. Net cash used in investing activities during the six months ended July 2, 2006, was $1.5 million, comprised of $2.8 million in capital expenditures offset by net sales of marketable securities of $1.3 million.
Cash Flows from Financing Activities
     Net cash used in financing activities was $475,000 during the six months ended July 1, 2007, compared with net cash provided by financing activities of $8.7 million during the six months ended July 2, 2006. In the first half of 2007, the net cash used in financing activities primarily related to payments of previously accrued public offering costs of $600,000, offset by $200,000 in proceeds from issuance of common stock. In the first half of 2006, the net cash provided by financing activities of $8.7 million was primarily due to net borrowings of $8.2 million under our line of credit facilities and $577,000 in proceeds from issuance of common stock.
     We believe that our $94.5 million of cash, cash equivalents and marketable securities at July 1, 2007, will be sufficient to fund our projected operating requirements for at least twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, potential acquisitions of new businesses, and the continuing market acceptance of our products.
Contractual Obligations
     As of July 1, 2007, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2014. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
     We outsource the manufacturing of our products with Sanmina-SCI Corporation in which we maintain a rolling 90-day firm order based on production forecast. These orders may only be rescheduled or cancelled by Sanmina under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The remaining amount on the open purchase order with Sanmina and other partners and suppliers at July 1, 2007, was approximately $4.6 million.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended July 1, 2007, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     There were no changes in our internal control over financial reporting during the quarter ended July 1, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. At the end of the fiscal year 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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
     We have not been profitable in any fiscal period since we were formed. We experienced a net loss of $3.6 million and $7.4 million for the three and six months ended July 1, 2007, and $5.5 million and $10.0 million for the three and six months ended July 2, 2006. As of July 1, 2007, our accumulated deficit was $82.5 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including expenditures for additional sales and marketing and research and development personnel. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.
We face intense competition and expect competition to increase in the future, which could reduce our revenue and customer base.
     The storage market is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, the decrease in the price of disk drives and other industry standard hardware components has resulted in increased pricing pressure and a reduction in the price per megabyte of storage.
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
     Factors that may affect our operating results include:
•	the timing and magnitude of shipments and timing of installations of our products in each quarter;
•	our ability to build and expand our direct sales operations and reseller distribution channels;

•	our ability to build sales backlogs and improve sales linearity;
•	reductions in customers’ budgets for information technology purchases, delays in their purchasing cycles or deferments of their product purchases in anticipation of new products or updates from us or our competitors;

•	the rates at which customers purchase additional storage systems from us and renew their service contracts with us;

•	the timing of recognizing revenue as a result of revenue recognition rules;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades or announcements by us or our competitors;

•	any change in competitive dynamics, including new entrants or discounting of product prices;

•	our ability to control costs, including our operating expenses and the costs of the components we use in our products;

•	the possibility of seasonality of demand for our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment , or SFAS 123(R), which first became effective for us in the first quarter of 2006 and requires that employee stock-based compensation be measured based on its fair value on the grant date and recorded as an expense in our financial statements over the recipient’s service period;

•	future accounting pronouncements and changes in accounting policies; and

•	geopolitical events such as war or incidents of terrorism.
Our limited operating history in an emerging market sector makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.
     Our company has only been in existence since January 2001. We first began shipping products in January 2003 and much of our growth has occurred since October 2005. Our limited operating history in an emerging market sector makes it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this report. If we do not address these risks successfully, our business will be harmed.
Our future financial performance depends on growth in the storage of unstructured, digital content. If growth in the storage of unstructured, digital content does not continue at the rate that we forecast, our operating results would be materially and adversely impacted.
     Our products are designed to address the growth in storage of unstructured, digital content. This is a new and emerging category. Accordingly, our future financial performance will depend in large part on growth in this new category and on our ability to adapt to emerging demands. Changes in technologies could adversely affect the demand for storage systems. For example, advances in file compression technology could result in smaller file sizes and reduce the demand for storage systems. A reduction in demand for storage of unstructured, digital content caused by lack of customer acceptance, weakening economic conditions, competing technologies and products, decreases in corporate spending or otherwise, would result in decreased revenue or a lower revenue growth rate. We cannot assure you that growth in the storage of unstructured, digital content will continue or that we will be able to respond adequately to changes in the future.

If we are unable to maintain or replace our relationships with customers or to increase the diversification of our customer base, it would be more difficult to maintain or grow our revenue and our growth might be limited.
     Historically, a significant portion of our total revenue has come from a limited number of customers in a small number of industries, particularly media and entertainment and Internet companies. For example, our largest customer for the three and six months ended July 1, 2007, Eastman Kodak Company, accounted for approximately 17% and 16% of our total revenue, respectively, and our two largest customers for the three and six months ended July 2, 2006, Comcast Corporation, which purchased through one of our resellers, and Eastman Kodak Company, accounted for approximately 35% and 32% of our total revenue, respectively. Because of concentrated purchases by certain new and existing customers, our largest customers have historically varied from quarter to quarter. As a consequence of the concentrated nature of our customers’ purchasing patterns, the proportion of our total revenue derived from a small number of customers may be even higher in any future quarter. We cannot provide any assurance that we will be able to sustain our revenue from these customers because our revenue has largely been generated in connection with these customers’ decisions to deploy large-scale storage installations and their capacity requirements may have been met. In addition, our customers, including Comcast Corporation and Eastman Kodak Company, generally buy systems on a purchase order basis and generally do not enter into long-term contracts or minimum purchase commitments. If we are unable to sustain our revenue from these customers or to replace it with revenue from new or existing customers, our growth may be limited. If economic conditions change for the industries in which our largest customers do business, or if we are unable to attract significant numbers of customers in other targeted industries, including government, oil and gas, and life sciences, our ability to maintain or grow our revenue would be adversely affected.
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
Our sales cycles can be long and unpredictable, and our sales development efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.
     The timing of our revenue is difficult to predict. Our sales efforts involve building and expanding our direct sales operations and reseller distribution channels, improving our ability to build sales backlogs and improve sales linearity, and educating our customers about the use and benefits of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that in the past has resulted in a lengthy sales cycle, in some cases more than 12 months. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. If we do not realize expected sales from a specific customer for a particular quarter in that quarter or at all, our business, operating results and financial condition could be harmed.
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
     Our industry has a history of declining storage hardware prices as measured on a cost per gigabyte of storage capacity basis. In order to maintain or increase our gross margins, we will need to continue to create valuable software that is included with our clustered storage systems and/or sold as separate standalone software applications. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to help increase our overall gross margin. If we are unable to successfully develop or acquire, and then market and sell, additional software functionality, such as our recently introduced SmartConnect, SnapshotIQ, Migration IQ, and SmartQuotas software applications, in addition to our previously released SyncIQ software application, our ability to maintain or increase our high-margin revenue and gross margin will be adversely affected.

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
     We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our management’s ability to manage expansion and growth successfully, including, but not limited to, hiring, training and developing our sales personnel to become productive and generate revenue, forecasting revenue, controlling expenses, implementing and enhancing infrastructure, systems and processes, addressing new markets and expanding international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.
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
     We derived approximately 31% and 28% and of our total revenue from customers outside the United States during the three and six months ended July 1, 2007, respectively, and 20% and 21% during the three and six months ended July 2, 2006, respectively. We have sales and technical support personnel in several countries worldwide. We expect to continue to add personnel in additional countries. In addition, we use an offshore software development team from a third-party contract engineering provider in Moscow, Russia, and we may expand our offshore development effort within Russia and possibly in other countries. Our various international operations subject us to a variety of risks, including:
•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	the challenge of managing development teams in geographically disparate locations;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in various foreign markets;

•	increased exposure to foreign currency exchange rate risk;

•	the ability of our third-party contract engineering provider in Moscow, Russia to terminate our agreement for any reason upon 90 days’ notice;

•	reduced protection for intellectual property rights in some countries, including Russia; and

•	political and economic instability.
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
     Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures as we are subject to Section 404 of the Sarbanes-Oxley Act of 2002, which will for fiscal 2007, require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Both we and our independent registered public accounting firm have begun the process of testing our internal controls as we are subject to Section 404 requirements and, as part of that documentation and testing, are working to identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.
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
     The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in December 2006 through August 6, 2007, our stock price has fluctuated from a low of $9.12 to a high of $28.50. Factors affecting the trading price of our common stock, some of which are outside our control, include:
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
If there are substantial sales of common stock, our stock price could decline.
     If our existing stockholders sell a large number of shares of common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.
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
     As of July 1, 2007, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 53.1% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on May 22, 2007. At the meeting, stockholders elected two nominees to the Board of Directors. The results of voting were as follows:

	For	Withheld

William D. Ruckelshaus	50,621,866	70,770
Gregory L. McAdoo	50,607,793	84,843
     There were no abstentions or broker non-votes with respect to the election of directors.
     At the annual meeting, stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 30, 2007. The vote was 50,663,848 for ratification, 18,501 against ratification, and there were 10,287 abstentions and no broker non-votes.
ITEM 5. Other Information
     Our insider trading policy, allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of Isilon Systems stock or trading of Isilon Systems stock by an independent person (such as a broker or an investment bank) who is not aware of material, nonpublic information at the time of the trade. As of May 31, 2007, a majority of our executive officers established a 10b5-1 plan under the Exchange Act, which provided that any such trading would only commence after August 15, 2007. The transactions under these plans will be disclosed publicly through Form 4 and, if applicable, Form 144 filings with the Securities and Exchange Commission.
     Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Once the plan is in place, the executive does not retain or exercise any discretion over shares traded under the plan, although the executive may later amend or terminate the plan. The broker administering the plan is authorized to trade Isilon Systems stock in volumes and at times determined independently by the broker, subject to the limitations set forth in the trading plan. Using these plans, insiders can gradually diversify their investment portfolios, can spread stock trades out over an extended period of time to reduce any market impact and can avoid concerns about whether they had material, non-public information when they sold their stock.
ITEM 6. Exhibits
     The following exhibits are incorporated by reference or filed herewith.

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

3.2	Amended and Restated Bylaws of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

4.1	Form of registrant’s common stock certificate.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

4.2	Fourth Amended and Restated Investors’ Rights Agreement between the registrant and certain of its security holders dated July 19, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date
10.1	Form of Indemnification Agreement.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.2	Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.3	Form of Stock Option Agreement under the Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.4	2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

10.5	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

10.6	2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

10.7	Form of Subscription Agreement under the 2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

10.8	Offer Letter with Steven Goldman dated July 17, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.9	Offer Letter with Eric J. Scollard dated October 4, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.10	Offer Letter with Mark L. Schrandt dated October 3, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.11	Offer Letter with Brett G. Goodwin dated March 10, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.12	Offer Letter with John W. Briant dated September 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.13	Offer Letter with Stuart W. Fuhlendorf dated March 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.14	Offer Letter with Thomas P. Pettigrew dated December 22, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.15†	Manufacturing Services Agreement between the registrant and Sanmina-SCI Corporation dated February 17, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	December 14, 2006

10.16	Office Lease between the registrant and Selig Holdings Company dated November 11, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.17	First Amendment to Office Lease between the registrant and Selig Holdings Company dated December 2, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date
10.18	Second Amendment to Office Lease between the registrant and Selig Holdings Company dated August 4, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.19	Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.20	Amendment to Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.21	Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 24, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.22	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 10, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.23	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 21, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.24	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 29, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.25	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.26	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.27	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006

10.28	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006

10.29	Offer Letter with Gwen Weld dated June 5, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006

10.30	Offer Letter with James Richardson dated October 2, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006

10.31*†	Offer Letter with Steven D. Fitz dated April 11, 2007

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 ‡	Section 1350 Certification of Chief Executive Officer.

32.2 ‡	Section 1350 Certification of Chief Financial Officer.

†	Portions of the agreement are subject to confidential treatment.

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISILON SYSTEMS, INC.
Date: August 8, 2007	By:	/s/ Steven Goldman
Steven Goldman
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Stuart W. Fuhlendorf
Stuart W. Fuhlendorf
Chief Financial Officer and Vice President of Finance (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

3.2	Amended and Restated Bylaws of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

4.1	Form of registrant’s common stock certificate.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

4.2	Fourth Amended and Restated Investors’ Rights Agreement between the registrant and certain of its security holders dated July 19, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.1	Form of Indemnification Agreement.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.2	Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.3	Form of Stock Option Agreement under the Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.4	2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

10.5	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

10.6	2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

10.7	Form of Subscription Agreement under the 2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

10.8	Offer Letter with Steven Goldman dated July 17, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.9	Offer Letter with Eric J. Scollard dated October 4, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date
10.10	Offer Letter with Mark L. Schrandt dated October 3, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.11	Offer Letter with Brett G. Goodwin dated March 10, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.12	Offer Letter with John W. Briant dated September 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.13	Offer Letter with Stuart W. Fuhlendorf dated March 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.14	Offer Letter with Thomas P. Pettigrew dated December 22, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.15†	Manufacturing Services Agreement between the registrant and Sanmina-SCI Corporation dated February 17, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	December 14, 2006

10.16	Office Lease between the registrant and Selig Holdings Company dated November 11, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.17	First Amendment to Office Lease between the registrant and Selig Holdings Company dated December 2, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.18	Second Amendment to Office Lease between the registrant and Selig Holdings Company dated August 4, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.19	Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.20	Amendment to Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.21	Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 24, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date
10.22	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 10, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.23	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 21, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.24	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 29, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.25	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.26	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.27	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006

10.28	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006

10.29	Offer Letter with Gwen Weld dated June 5, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006

10.30	Offer Letter with James Richardson dated October 2, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006

10.31*†	Offer Letter with Steven D. Fitz dated April 11, 2007

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 ‡	Section 1350 Certification of Chief Executive Officer.

32.2 ‡	Section 1350 Certification of Chief Financial Officer.

†	Portions of the agreement are subject to confidential treatment.

*	Filed herewith.

‡	Furnished herewith.