Form 10-Q
period 2007-09-30
Isilon Systems, Inc.
filed 2008-04-02
CIK 1373671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
206-315-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐No☑

As of March 17, 2008, 62,918,671 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements

Isilon Systems, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Revenue:
Product	$17,627	$15,506	$52,197	$36,214
Services	4,016	2,280	10,203	5,409
Total revenue	21,643	17,786	62,400	41,623

Cost of revenue:
Product	7,059	7,464	24,365	17,549
Services (1)	2,524	978	5,794	2,314

Total cost of revenue	9,583	8,442	30,159	19,863

Gross profit	12,060	9,344	32,241	21,760

Operating expenses:
Research and development (1)	5,374	4,404	14,778	11,858
Sales and marketing (1)	11,282	6,704	30,111	17,205
General and administrative (1)	3,687	2,116	9,769	5,186

Total operating expenses	20,343	13,224	54,658	34,249

Loss from operations	(8,283)	(3,880)	(22,417)	(12,489)

Other income (expense), net
Interest income and other	1,141	54	3,472	48
Interest expense	—	(438)	—	(894)
Warrant revaluation expense	—	(690)	—	(1,634)

Total other income (expense), net	1,141	(1,074)	3,472	(2,480)

Loss before income tax expense	(7,142)	(4,954)	(18,945)	(14,969)

Income tax expense	(41)	(60)	(116)	(60)

Net loss	$(7,183)	$(5,014)	$(19,061)	$(15,029)

Net loss per common share, basic and diluted	$(0.12)	$(0.70)	$(0.31)	$(2.36)
Shares used in computing basic and diluted net loss per common share	61,771	7,172	61,217	6,381

(1) Includes stock-based compensation as follows:
Cost of revenue	$48	$10	$92	$11
Research and development	167	58	488	96
Sales and marketing	509	84	1,059	116
General and administrative	522	34	1,081	82

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	As of
	September 30, 2007	December 31, 2006 Restated (1)

ASSETS
Current assets:
Cash and cash equivalents	$57,306	$99,899
Marketable securities	34,781	—
Trade receivables, net of allowances of $228 and $501, respectively	18,604	23,248
Inventories	6,808	4,125
Other current assets	6,372	2,304
Total current assets	123,871	129,576

Property and equipment, net	10,528	7,158
Total assets	$134,399	$136,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,156	$6,777
Accrued liabilities	2,079	3,249
Accrued compensation and related benefits	4,630	3,463
Deferred revenue	11,124	7,568
Total current liabilities	30,989	21,057

Deferred revenue, net of current portion	5,213	3,284
Deferred rent, net of current portion	3,454	2,186
Total liabilities	39,656	26,527

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	189,590	185,947
Accumulated other comprehensive loss	(129)	(83)
Accumulated deficit	(94,719)	(75,658)
Total stockholders' equity	94,743	110,207
Total liabilities and stockholders' equity	$134,399	$136,734

(1)  See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2007	October 1, 2006

Cash flows from operating activities
Net loss	$(19,061)	$(15,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,835	3,006
Realized gain on sale of marketable securities	—	(14)
Non-cash interest expense	—	222
Amortization of discount on marketable securities	(83)	—
Stock-based compensation expense	2,720	305
Loss on disposal of property and equipment	—	80
Warrant revaluation expense	—	1,634
Changes in operating assets and liabilities:
Accounts receivable, net	4,604	(11,305)
Inventories	(2,683)	(1,473)
Other current assets	(3,859)	(178)
Accounts payable	7,046	5,013
Accrued liabilities, compensation payable and deferred rent	134	1,714
Deferred revenue	5,485	4,946

Net cash used in operating activities	(1,862)	(11,079)

Cash flows from investing activities
Purchases of property and equipment	(5,675)	(3,872)
Purchases of marketable securities	(48,333)	(691)
Proceeds from sales and maturities of marketable securities	13,695	2,508
Proceeds from sale of property and equipment	—	21

Net cash used in investing activities	(40,313)	(2,034)

Cash flows from financing activities
Proceeds from issuance of preferred stock	—	9,945
Proceeds from issuance of common stock, option exercises	424	652
Proceeds from issuance of common stock, employee stock purchase plan	365	—
Proceeds from notes payable	—	36,724
Repurchases of unvested common stock	(78)	—
Payment of offering costs	(1,135)	(803)
Payments of notes payable and capital lease obligations	—	(26,396)
Net cash (used in) provided by financing activities	(424)	20,122
Effect of exchange rate changes on cash and cash equivalents	6	1
Net (decrease) increase in cash and cash equivalents	(42,593)	7,010
Cash and cash equivalents at beginning of period	99,899	10,853
Cash and cash equivalents at end of period	$57,306	$17,863

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Isilon Systems, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007, which is being filed concurrently with this document. Certain information and disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

These financial statements reflect all adjustments, which in the opinion of the Company’s management, are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 30, 2007. The Company operates on a 52/53-week fiscal year ending on the Sunday closest to December 31. Accordingly, the Company’s fiscal year 2007 ends on December 30, 2007 and its fiscal year 2006 ended on December 31, 2006. The fiscal year 2007 quarters ended on April 1, July 1, and September 30, 2007.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include accounting for revenue, the allowance for doubtful accounts, obsolete and excess inventory, the valuation allowance for deferred tax assets, and the valuation of preferred stock warrants and stock-based compensation expense. Some of these estimates require difficult, subjective or complex judgments about matters that are uncertain. Actual results could differ from those estimates.

Concentration of Risks

The Company’s cash and cash equivalents are invested with financial institutions in deposits that may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the institutions are financially sound and, accordingly, that minimal credit risk exists.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses. Customer concentrations of greater than 10% were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

% of Total Revenue
Comcast Corporation (2)	less than 10%	11%	less than 10%	14%
Eastman Kodak Company	less than 10%	11%	12%	13%
XM Satellite Radio	less than 10%	15%	less than 10%	less than 10%

	As of
	September 30,	December 31,
	2007	2006
		Restated(1)
% of Gross Accounts Receivable
Comcast Corporation (2)	less than 10%	14%

(1)	See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Condensed Consolidated Financial Statements.
(2)	Comcast Corporation purchases through one of the Company's resellers, Computer Design and Integration LLC.

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

The Company’s software is integrated with industry standard hardware and is essential to the functionality of the integrated system product. The Company provides unspecified software updates and enhancements related to its products through service contracts. As a result, the Company accounts for revenue in accordance with AICPA Statement of Position No. 97-2,  Software Revenue Recognition, or SOP 97-2, as amended by Statement of Position No. 98-9,  Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, or SOP 98-9, for all transactions involving the sale of software. The Company recognizes product revenue when it has entered into an arrangement with a customer, delivery has occurred, the fee is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is reasonably assured.

On sales to channel partners, the Company evaluates whether fees are considered fixed or determinable by considering a number of factors, including the Company’s ability to estimate returns, the geography in which a sales transaction originates, payment terms and the Company’s relationship and past history with the particular channel partner.  If fees are not considered fixed or determinable at the time of sale to a channel partner, revenue recognition is deferred until there is persuasive evidence indicating product has sold-through to an end-user.  Persuasive evidence of sell-through may include reports from channel partners documenting sell-through activity, copies of end-user purchase orders, data indicating an order has shipped to an end-user, cash payments or letters of credit guaranteeing cash payments or other similar information.

At the time of shipment, the Company records revenue reserves for estimated sales returns and stock rotation arrangements.  Sales returns and stock rotation reserves are estimated based on historical activity and expectations of future experience.  The Company monitors and analyzes actual experience and adjusts these reserves on a quarterly basis.

Substantially all of the Company’s products are sold in combination with services, which primarily consist of hardware and software support. Software support provides customers with rights to unspecified software updates and to maintenance releases and patches released during the term of the support period. Hardware support includes Internet access to technical content through Isilon Insight, the Company’s knowledge database, repair or replacement of hardware in the event of breakage or failure, and telephone and Internet access to technical support personnel during the term of the support period. Installation services, when provided, are also included in services revenue.

Sales generally consist solely of hardware and software products and support services. The Company has established vendor specific objective evidence, or VSOE, for the fair value of its support services as measured by the renewal prices offered to and paid by its customers. The Company uses the residual method, as allowed by SOP 98-9, to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered element, support services, is deferred and the remaining portion of the sales amount is recognized as product revenue. This product revenue is recognized upon shipment, based on freight terms, assuming all other criteria for recognition discussed above have been met. The fair value of the support services is recognized as services revenue on a straight-line method over the term of the related support period, which is typically one to three years.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award under SFAS 123(R). The Company calculated the expected term based on the provisions outlined in SFAS 123(R), which, for options granted in the three and nine months ended September 30, 2007, resulted in an expected term of approximately four years. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available.

During the three and nine months ended September 30, 2007 and October 1, 2006, the Company recorded non-cash stock-based compensation expense of $1.2 million and $186,000, and $2.7 million and $305,000, respectively. As of September 30, 2007 and December 31, 2006, the Company’s total unrecognized compensation cost related to stock-based awards granted since January 2, 2006 was $19.2 million and $6.2 million, respectively, which will be recognized over the weighted-average remaining requisite service period of approximately 3.0 years. The Company recorded no tax benefit related to these options during the three and nine months ended September 30, 2007 since the Company currently maintains a full valuation allowance on its net deferred tax assets. In future periods, stock-based compensation expense is expected to increase as the Company records expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect its adoption will have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-b, Fair Value Measurements, or FSP 157-b. FSP 157-b delays the effective date of SFAS 157 until January 1, 2009, for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among others: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, or SFAS 141R and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160.  SFAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, of the adoption of SFAS 141R or SFAS 160.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. Restatement of Consolidated Financial Statements

Restatement of Previously Issued Consolidated Financial Statements

On February 29, 2008, the Company announced that its Board of Directors, based upon the recommendation of the Audit Committee, determined that the Company should restate its financial statements for the fiscal year ended December 31, 2006, and for the first and second quarters of fiscal 2007, ended April 1, 2007 and July 1, 2007, respectively.  As announced on November 8, 2007, the Company's Audit Committee, assisted by independent forensic accountants and legal advisors, has been conducting an independent investigation of certain of its sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition, and whether the Company's internal controls relating to revenue recognition are sufficient.

Summary of the Restatement Adjustments

As a result of the Audit Committee’s review, the Company identified errors in its previous recognition of revenue. The restatement adjustments did not affect the Company's previously reported cash, cash equivalents, or short-term investment balances in any of the periods being restated.

Selected information about the impact of the restatement on the Company's previously filed fiscal year ended December 31, 2006, and the first and second quarters of fiscal 2007, ended April 1, 2007 and July 1, 2007, respectively is provided in Part II, Item 5 of this Quarterly Report on Form 10-Q.

3. Initial Public Offering

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

4. Net Loss Per Common Share

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

	As of
	September 30,	October 1,
	2007	2006

Options to purchase common stock	8,578,890	6,356,275
Common stock subject to vesting provisions	235,212	1,190,095
Common stock purchaseable under Employee Stock Purchase Plan	24,402	—
Mandatorily redeemable convertible preferred stock	—	43,496,144
Warrants to purchase mandatorily redeemable convertible preferred stock	—	409,478
Warrants to purchase common stock	129,992	—
	8,968,496	51,451,992

5. Comprehensive Loss

Comprehensive loss for the three months ended September 30, 2007 and October 1, 2006, was $7.2 million and $5.0 million, respectively, and for the nine months ended September 30, 2007 and October 1, 2006, was $19.1 million and $15.1 million, respectively. The other components of comprehensive loss during the nine months ended September 30, 2007 and October 1, 2006, aside from net loss for the periods reported, were net unrealized gains and losses on marketable securities and foreign currency translation adjustments.

6. Marketable Securities

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

Marketable securities totaled $34.8 million as of September 30, 2007 and consisted of investments in commercial paper, corporate bonds and notes, and U.S. government securities. There were no realized gains or losses on the sales of marketable securities for the three and nine months ended September 30, 2007. Gross unrealized gains and losses at September 30, 2007 were not significant.

The fair value of the Company’s marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, management believes that these instruments are not subject to significant market or interest rate risk.  Investments in fixed rate, interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of the Company's investments, anticipated declining interest rates will negatively impact the Company’s investment income.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Inventories

The Company outsources the manufacturing of its products to a contract manufacturer that assembles each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components. The Company reduces inventory to its estimated net realizable value by reserving for excess and obsolete inventories determined primarily based on historical usage, forecasted demand and evaluation unit conversion rate and age. Inventories have been reduced by $1.1 million as of September 30, 2007 and December 31, 2006.

Inventories consisted of the following:

	As of
	September 30,	December 31,
	2007	2006
		Restated(1)
	(in thousands)
Finished goods	$3,088	$1,530
Evaluation units	3,720	2,595
	$6,808	$4,125

(1)	See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Condensed Consolidated Financial Statements.

8. Property and Equipment

Property and equipment, net, consisted of the following:

	As of
	September 30,	December 31,
	2007	2006
	(in thousands)
Software and computer equipment	$11,922	$8,569
Furniture, office equipment and other	5,733	3,581
Leasehold improvements	5,019	3,308
	22,674	15,458

Less: accumulated depreciation and amortization	(12,146)	(8,300)
	$10,528	$7,158

Depreciation and amortization expense was $1.4 million and $3.8 million, and $1.3 million and $3.0 million, for the three and nine months ended September 30, 2007 and October 1, 2006, respectively.

9. Stockholders’ Equity

Warrants

On June 29, 2005, the FASB issued Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5. FSP 150-5 affirms that warrants to purchase shares of the Company’s mandatorily redeemable convertible preferred stock are subject to the requirements in FSP 150-5 and requires the Company to classify these warrants as liabilities and revalue them to fair value at the end of each reporting period. For the nine months ended October 1, 2006, the Company recorded a charge of $1.6 million, reflecting the increase in fair value between January 2, 2006 and October 1, 2006. The Company revalued the warrants through December 20, 2006, the date of the closing of the Company’s initial public offering and conversion of preferred stock to common stock. Subsequent to December 20, 2006, the warrants no longer were marked to market because they were converted into warrants to purchase common stock.

The Company’s common stock warrants consisted of the following:

				Number of Shares
				Subject to Warrants
		Exercise	Expiration	September 30,	December 31,
	Issue Date	Price	Date	2007	2006

Warrants to purchase common stock	March 2006	$2.3078	March 2016	129,992	129,992
				129,992	129,992

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock Options and Unvested Common Stock

The Company accounts for cash received for the purchase of unvested shares of common stock or the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s consolidated balance sheets. As of September 30, 2007 and December 31, 2006, there were 235,212 and 921,292 unvested shares, respectively, of the Company’s common stock outstanding and $226,000 and $506,000, respectively, of the related recorded liability.

Detail related to activity of unvested shares of common stock is as follows:

	Number of	Weighted-Average
	Unvested Shares	Exercise/Purchase
	Outstanding	Price
Balance as of January 1, 2007	921,292	$0.55
Issued	—	$—
Vested	(516,804)	$0.38
Repurchased	(169,276)	$0.47
Balance as of September 30, 2007	235,212	$0.96

Detail related to stock option activity is as follows:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price
Balance as of January 1, 2007	6,753,969	$1.77
Options granted	3,436,894	$13.13
Options exercised	(872,004)	$0.49
Options forfeited	(739,969)	$4.74
Balance as of September 30, 2007	8,578,890	$6.20

The total intrinsic value for options exercised during the nine months ended September 30, 2007 and October 1, 2006, was $10.2 million and $4.4 million, respectively, representing the difference between the estimated fair value of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

The fair value of each employee option on the date of grant was estimated using the Black-Scholes option pricing model under SFAS 123(R). The following assumptions were used for the valuations of options granted to employees during the three and nine months ended September 30, 2007 and October 1, 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Risk-free interest rate	4.2% - 4.9%	4.7% - 5.1%	4.2% - 5.1%	4.5% - 5.1%
Expected term	4 years	4 years	4 years	4 years
Dividend yield	None	None	None	None
Volatility	40%	47%	39 - 41%	47%

The Company estimated its expected volatility based on reported market value data for a group of publicly traded companies, which were selected from certain market indices that the Company believes were relatively comparable after consideration of their size, industry, stage of lifecycle, profitability, growth, and risk and return on investment.

The estimated weighted-average grant date fair value of options granted during the nine months ended September 30, 2007, with exercise prices that equaled the estimated per share fair value of the Company’s common stock at the date of grant, was $4.99. The estimated weighted-average grant date fair value of options granted during the nine months ended October 1, 2006, with exercise prices less than the estimated per share fair value of the Company’s common stock at the date of grant, was $1.02.

The Company adopted an Employee Stock Purchase Plan (the “2006 ESPP”) in the fourth quarter of 2006. A total of 750,000 shares of the Company’s common stock have been reserved for sale under the 2006 ESPP. Under the 2006 ESPP, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of the Company’s common stock on the applicable purchase date. The first purchase period ended in August 2007 and $429,000 was reclassified to stockholders’ equity which included employee withholdings and the related stock-based compensation expense. The total liability for the 2006 ESPP, including the related 15% discount, is $188,000 as of September 30, 2007, and is included in accrued compensation and related benefits in the Company’s condensed consolidated balance sheet.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10. Income Taxes

As of September 30, 2007, the Company had total net operating loss carryforwards for federal and state income tax purposes of $54.7 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company’s gross deferred tax assets have been fully offset by a valuation allowance. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2027. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Income tax at statutory rate	34.0%	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.2	3.2	2.2	2.7
Permanent difference	(0.4)	—	(0.5)	—
Stock compensation	0.3	—	(0.8)	—
Other	0.4	—	0.3	(0.4)
Change in valuation allowance	(37.1)	(38.4)	(35.8)	(36.7)
Total	(0.6)%	(1.2)%	(0.6)%	(0.4)%

For three and nine months ended, September 30, 2007 and October 1, 2006, the Company recorded income tax expense of $41,000 and $60,000, and $116,000 and $60,000, respectively, comprised primarily of foreign taxes. The actual expense recorded for each of these respective periods differs from the federal tax benefit at 34% primarily due to current tax expense in foreign jurisdictions and the fact that the tax benefit of U.S. losses is not recognized.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures, and transition issues. The Company elected to include interest on tax positions as a component of interest expense and penalties as a component ofincome tax expense. The Company did not have any unrecognized tax benefits as of January 1, 2007 orSeptember 30, 2007.

  As of September 30, 2007, the Company was open to examination in the U.S. federal tax jurisdiction for the 2004 to 2006 tax years and various foreign, state and local jurisdictions for the 2003 to 2006 tax years.

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

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following presents total revenue by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
United States of America	$17,393	$14,361	$46,856	$33,173
Asia	1,974	2,372	8,616	5,142
EMEA	2,078	826	6,247	2,331
Other	198	227	681	977
Total	$21,643	$17,786	$62,400	$41,623

12. Commitments and Contingencies

The Company maintains, with its contract manufacturer, a rolling 90-day firm order for products it manufactures for the Company, and these orders may only be rescheduled or cancelled by its contract manufacturer under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The remaining amount on the open purchase order with its contract manufacturer and other partners and suppliers at September 30, 2007 was approximately $18.6 million.

13. Subsequent Events

On December 7, 2007, we provided notice to our initial contract manufacturer, Sanmina-SCI Corporation, of our intent to terminate for convenience the Manufacturing Services Agreement we entered into on February 17, 2006.  In an agreement dated August 30, 2007, we established a contract manufacturing relationship with Solectron Corporation, subsequently acquired by Flextronics International Ltd.  This agreement provides current terms and operating conditions while we are continuing to negotiate a master services agreement.

On November 1, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under, as well as under Sections 11 and 15 of the Securities Act of 1933. Substantially similar complaints were filed in the same court on December 12, 2007 and December 17, 2007. These cases, which were subsequently consolidated, purport to be brought on behalf of a class of purchasers and acquirers of the Company's stock during the period December 16, 2006 to October 3, 2007. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing a false and misleading registration statement and prospectus in connection with the Company's December 16, 2006 initial public offering, and by thereafter publicly misrepresenting the Company's current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, the Company's stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys' fees and costs, and injunctive relief.  Plaintiffs have until April 18, 2008 to file a consolidated amended complaint.

In addition, on March 18, 2008, a shareholder derivative action was filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former directors and officers.  The Company was named as a nominal defendant.  The derivative complaint alleges that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects, and by failing to properly account for certain revenues earned in the Company’s fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  A substantially similar complaint was filed in the same court on March 24, 2008.  The revenues referenced in the complaints were the subject of the Company’s February 29, 2008 announcement that it would restate its financial statements for those periods.  The complaint seeks unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature they do not seek monetary damages from the Company.  However, the Company may be required throughout the course of the action to advance the legal fees and costs incurred by the individual defendants.

We are unable to predict the outcome of these cases. A court determination against us could result in significant liability and could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Company has also provided information on a voluntary basis to the Enforcement Division of the Securities and Exchange Commission concerning the Audit Committee's independent review and the Company's financial restatement.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding our competitive environment; the anticipated growth of digital content; the expected demand for and benefits of our storage products; our future business plans and growth strategy; our ability to improve existing products and to develop new and future products; our anticipated revenue and expenses; our ability to add value-added resellers and distributors and to sell our products internationally; our ability to realize operating leverage and realize efficiencies in our sales model by leveraging partners and selling to existing customers; anticipated results of potential or actual litigation; statements relating to our financial restatement and the remediation of our internal controls; the anticipated sufficiency of our current office space and ability to find additional space as needed; anticipated development or acquisition of intellectual property and resulting benefits; expected impacts of changes in accounting rules, including the impact on deferred tax benefits; the impact of governmental regulation; employee hiring and retention, including anticipated reductions in force and headcount; the future payment of dividends, use of cash, cash needs and ability to raise capital; and potential liability from contractual relationships. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q . You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Restatement of Previously Issued Consolidated Financial Statements

On February 29, 2008, we announced that our Board of Directors, based upon the recommendation of the Audit Committee, determined that we should restate our financial statements for the fiscal year ended December 31, 2006, and for the first and second quarters of fiscal 2007, ended April 1, 2007 and July 1, 2007, respectively, as a result of errors in those financial statements.  As announced on November 8, 2007, our Audit Committee, assisted by independent forensic accountants and legal advisors, has been conducting an independent investigation of certain of our sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition, and whether our internal controls relating to revenue recognition are sufficient.

Summary of the Restatement Adjustments

As a result of the Audit Committee’s review, we identified errors in our previous recognition of revenue. The restatement adjustments did not affect our previously reported cash, cash equivalents, or short-term investment balances in any of the periods being restated.

Selected information about the impact of the restatement on our previously filed fiscal year ended December 31, 2006, and the first and second quarters of fiscal 2007, ended April 1, 2007 and July 1, 2007, respectively is provided in Part II, Item 5 of this Quarterly Report on Form 10-Q.

Overview

We were founded in January 2001 specifically to create a solution that addressed the unique challenges associated with the storage and management of digital content and unstructured data. From January 2001 to January 2003, we were focused on designing and developing our OneFS® operating system software used in all of our storage systems. We began commercial shipments of our first systems in January 2003, and since then we have been focused on optimizing our solution to meet our customers’ needs and establishing development, manufacturing and marketing partnerships. Today, our solution includes a suite of systems, software and services.

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

    New Customers and Repeat Sales Orders. Our goal is to attract a significant number of new customers and to encourage existing customers to purchase additional products, specifically our higher margin software applications, SyncIQ®, SnapshotIQ™, SmartConnect™, Migration IQ™, and SmartQuotas™. A majority of our customers buy our storage systems and later add additional nodes or software applications as the need arises under our ‘pay-as-you-grow’ model.

Channel Leverage. We are actively growing our relationships with channel partners to further penetrate our targeted markets domestically and internationally. We track our sales orders by direct or indirect customers with the goal of increasing revenue from channel partners.

Gross Margin. Our goal is to grow our gross margin to increase the profitability of our business. Some of the key factors affecting our gross margin are average sales prices of our systems, the revenue attributable to software applications as a percentage of total revenue, the rate at which our customers adopt our higher margin products, the timing of component cost reductions through product redesign, the timing of supplier cost reductions, the ability to manage inventory levels, the ability to control costs associated with servicing our customers and overall market conditions. We consider our ability to monitor and manage these factors to be a key aspect of attaining and expanding our profitability.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management estimates and judgments about matters that are uncertain: revenue recognition, allowance for doubtful accounts, stock-based compensation, estimation of fair value of warrants to purchase convertible preferred stock, inventory valuation, and accounting for income taxes. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations. Although we believe that our estimates and judgments are reasonable under the circumstances, actual results may differ from those estimates. These critical accounting policies are consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except for the following updated revenue recognition policy.

Revenue Recognition

We derive our revenue from sales of our products and services. Product revenue consists of revenue from sales of systems and software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

Our software is integrated with industry standard hardware and is essential to the functionality of the integrated system product. We provide unspecified software updates and enhancements related to its products through service contracts. As a result, we account for revenue in accordance with AICPA Statement of Position No. 97-2,  Software Revenue Recognition, or SOP 97-2, as amended by Statement of Position No. 98-9,  Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, or SOP 98-9, for all transactions involving the sale of software. We recognize product revenue when it has entered into an arrangement with a customer, delivery has occurred, the fee is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is reasonably assured.

On sales to channel partners, we evaluate whether fees are considered fixed or determinable by considering a number of factors, including our ability to estimate returns, the geography in which a sales transaction originates, payment terms and our relationship and past history with the particular channel partner.  If fees are not considered fixed or determinable at the time of sale to a channel partner, revenue recognition is deferred until there is persuasive evidence indicating product has sold-through to an end-user.  Persuasive evidence of sell-through may include reports from channel partners documenting sell-through activity, copies of end-user purchase orders, data indicating an order has shipped to an end-user, cash payments or letters of credit guaranteeing cash payments or other similar information.

At the time of shipment, we record revenue reserves for estimated sales returns and stock rotation arrangements.  Sales returns and stock rotation reserves are estimated based on historical activity and expectations of future experience.  We monitor and analyze actual experience and adjust these reserves on a quarterly basis.

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

Sales generally consist solely of hardware and software products and support services. We have established vendor specific objective evidence, or VSOE, for the fair value of its support services as measured by the renewal prices offered to and paid by its customers. We use the residual method, as allowed by SOP 98-9, to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered element, support services, is deferred and the remaining portion of the sales amount is recognized as product revenue. This product revenue is recognized upon shipment, based on freight terms, assuming all other criteria for recognition discussed above have been met. The fair value of the support services is recognized as services revenue on a straight-line method over the term of the related support period, which is typically one to three years.

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

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(dollars in thousands)
Revenue by type:
Product	$17,627	$15,506	$52,197	$36,214
Services	4,016	2,280	10,203	5,409
Total revenue	$21,643	$17,786	$62,400	$41,623
% revenue by type:
Product	81%	87%	84%	87%
Services	19	13	16	13
Total	100%	100%	100%	100%
Revenue by geography:
Domestic	$17,393	$14,361	$46,856	$33,173
International	4,250	3,425	15,544	8,450
Total revenue	$21,643	$17,786	$62,400	$41,623
% revenue by geography:
Domestic	80%	81%	75%	80%
International	20	19	25	20
Total	100%	100%	100%	100%
Revenue by sales channel:
Direct	$9,077	$11,175	$28,142	$24,406
Indirect	12,566	6,611	34,258	17,217
Total revenue	$21,643	$17,786	$62,400	$41,623
% revenue by sales channel:
Direct	42%	61%	45%	59%
Indirect	58	39	55	41
Total	100%	100%	100%	100%

Total revenue increased 22% and 50% for the three and nine months ended September 30, 2007, from the comparable periods in the prior year. This growth was primarily due to an increase in our customer base and expanded product offerings offset by a decrease in average order sizes. The number of new customers added for the three and nine months ended September 30, 2007 was 76 and 237, respectively, representing a 25% and 74% increase over the number of new customers added in the comparable periods in the prior year. New customer growth was driven by penetration in our target markets, our expanded sales force and continued traction in international markets. A wider range of product offerings and greater overall acceptance of the clustered storage category contributed to both initial and repeat orders from customers. The decrease in average order sizes year-over-year is attributable to increased diversification of customers and product mix, specifically a greater number of new customers purchasing our entry level IQ 200 system. We experience seasonality in our revenue growth based on historical customer demand and therefore expect revenue growth to be higher during the second and fourth quarters of the fiscal year.

The increase in indirect channel revenue was due to the growing market for our products and our increased focus on expanding our indirect channel sales by hiring dedicated sales managers and expanding our group of value-added resellers. Computer Design and Integration LLC, the reseller that sells to Comcast, is the only reseller that accounted for more than 10% of our total revenue during the first nine months of 2006. No reseller accounted for more than 10% of our revenue during the first nine months of 2007. We plan to continue to expand our relationships with channel partners and over time expect the percent of revenue generated through the channel to grow.

The percentage of our total revenue derived from support services was 19% and 16% for the three and nine months ended September 30, 2007, respectively, and 13% for both the three and nine months ended October 1, 2006. As our installed customer base continues to grow, we expect our proportion of services revenue to continue to increase over time in proportion with our total revenue.

Cost of Revenue and Gross Margin. Cost of product revenue consists primarily of amounts paid to our contract manufacturer in connection with the procurement of hardware components and assembly of those components into our systems, costs of shipping and logistics, and valuation reserves taken for excess and obsolete inventory. Cost of services revenue is primarily comprised of salaries and employee benefits and third-party costs in providing technical support. Our gross margin has been and will continue to be affected by a variety of factors, including average sales prices of our systems, the revenue attributable to sales of software applications as a percentage of total revenue, the rate at which our customers adopt our higher margin products and software applications, the timing of component cost reductions, the timing of supplier cost reductions, and overall market conditions.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(dollars in thousands)
Cost of revenue:
Product	$7,059	$7,464	$24,365	$17,549
Services	2,524	978	5,794	2,314
Total cost of revenue	$9,583	$8,442	$30,159	$19,863
Gross margin:
Product	60.0%	51.9%	53.3%	51.5%
Services	37.2	57.1	43.2	57.2
Total gross margin	55.7	52.5	51.7	52.3

Overall gross margin increased 320 basis points and decreased 60 basis points for the three and nine months ended September 30, 2007, respectively, from the comparable periods in the prior year.

Gross margin for product revenue increased 810 basis points and 180 basis points for the three and nine months ended September 30, 2007, respectively, from the comparable periods in the prior year. These increases were primarily due to customer adoption of our new generation of software applications together with a reduction in component costs. Since the third quarter of 2006, we expanded from a single software application, SyncIQ, to create a suite of five applications including the additions of SnapshotIQ, SmartConnect, Migration IQ, and SmartQuotas. All of our software applications carry a higher gross margin than our overall product margin. During the first nine months of 2007, approximately 50% of our new customers purchased one or more of our five software applications.

We expect to continue to experience pricing pressures within our industry as the price per megabyte of storage decreases year-over-year. This downward pricing pressure is primarily due to the decreasing prices of disk drives and other industry standard hardware components. Depending on the product type, disk drives can represent approximately one-third of our material cost. Historically, disk drives have decreased in price approximately 30% from year to year. Thus, the decline in product prices that we experienced was more than offset by a greater percentage decrease in cost of product revenue on a per unit basis resulting in an overall increase in product gross margin the first nine months of 2007 compared with the first nine months of 2006.

Gross margin for services revenue decreased 35% and 24% for the three and nine months ended September 30, 2007, respectively, from the comparable periods in the prior year. Services revenue includes support services for both our software and our hardware products. Software support provides customers with software updates, maintenance releases and patches, which have minimal costs. Hardware support includes Internet access to our technical knowledge database and to technical support personnel, and third-party costs in providing technical support. During the first nine months of 2007, we continued to make investments in our customer service and support structure, including hiring new personnel, and expanding our service organization geographically to enhance the reliability and responsiveness for our customers. As a result, gross margin for services revenue for the third quarter and first nine months ended September 30, 2007 decreased from the comparable periods in the prior year.

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

Research and Development Expenses. Research and development expenses primarily include personnel costs, prototype expenses, facilities expenses and depreciation of equipment used in research and development. In addition to our United States development teams, we use an offshore development team from a third-party contract engineering provider in Moscow, Russia. Research and development expenses are recorded when incurred. We are devoting substantial resources to the development of additional functionality for existing products and the development of new systems and software products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining and improving our competitive position. Accordingly, we expect research and development expenses to continue to increase in total dollars and as a percent of revenue in the near term, although we expect these expenses to decrease as a percentage of total revenue over the next several years.

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
	2007	2006	$ change	2007	2006	$ change
	(dollars in thousands)			(dollars in thousands)
Research and development expenses	$5,374	$4,404	970	$14,778	$11,858	2,920
Percent of total revenue	25%	25%		24%	28%

     Research and development expenses increased primarily due to an increase in employee headcount to 106 at September 30, 2007 from 96 at October 1, 2006. The absolute dollar increases period-to-period were primarily due to an increase in salaries and benefits, professional services, prototype expenses, and stock-based compensation expense. Stock-based compensation expense related to research and development increased to $167,000 in the third quarter of 2007 from $58,000 in the third quarter of 2006 and to $488,000 in the first nine months of 2007 from $96,000 in the first nine months of 2006.

Sales and Marketing Expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, professional services fees, trade shows, marketing programs, facilities and depreciation expenses. We plan to continue to invest heavily in sales and marketing by increasing the size of our field sales force and the number of our channel partners to allow us to expand into existing and new geographic and vertical markets. We also plan to continue to invest in expanding our domestic and international sales and marketing activities and building brand awareness. We expect that sales and marketing expenses will increase in absolute dollars and grow at a faster rate than our research and development expenses and thus remain our largest expense category. However, we expect sales and marketing expenses to decrease as a percentage of total revenue in the future due to our expected revenue growth and attainment of economies of scale. Generally, sales personnel are not immediately productive and thus sales and marketing expenses do not immediately result in revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become fully productive. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
	2007	2006	$ change	2007	2006	$ change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing expenses	$11,282	$6,704	4,578	$30,111	$17,205	12,906
Percent of total revenue	52%	38%		48%	41%

Sales and marketing expenses increased primarily due to an increase in employee headcount to 141 at September 30, 2007 from 96 at October 1, 2006. The absolute dollar increases period-to-period were primarily due to an increase in salaries and benefits, sales commissions, travel and entertainment, tradeshows and advertising, and stock-based compensation expense. Stock-based compensation expense related to sales and marketing increased to $509,000 in the third quarter of 2007 from $84,000 in the third quarter of 2006 and to $1,059,000 in the first nine months of 2007 from $116,000 in the first nine months of 2006.

General and Administrative Expenses. General and administrative expenses primarily include personnel costs; facilities expenses related to our executive, finance, human resources, information technology and legal organizations; bad debt expense; and fees for professional services such as legal, accounting, compliance and information systems. Since our initial public offering, we have incurred and will continue to incur significant additional accounting, legal and compliance costs, as well as additional insurance, investor relations, and other costs associated with being a public company. Accordingly, we expect general and administrative expenses to continue to increase in total dollars although we expect these expenses to decrease as a percentage of total revenue.

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
	2007	2006	$ change	2007	2006	$ change
	(dollars in thousands)			(dollars in thousands)
General and administrative expenses	$3,687	$2,116	1,571	$9,769	$5,186	4,583
Percent of total revenue	17%	12%		16%	12%

General and administrative expenses increased primarily due to an increase in employee headcount to 48 at September 30, 2007 from 32 at October 1, 2006. The absolute dollar increases period-to-period were primarily due to an increase in salaries and benefits, stock-based compensation and professional services. The additional personnel and professional services fees were primarily the result of our efforts to build our legal, financial, human resources, and information technology functions required of a public company. We expect to continue to incur significant additional expenses as a result of operating as a public company, including costs to comply with the Sarbanes-Oxley Act of 2002 and other rules and regulations applicable to public companies. However, we expect total general and administrative costs to decrease as a percentage of revenue over time. Stock-based compensation expense related to general and administrative increased to $522,000 in the third quarter of 2007 from $34,000 in the third quarter of 2006 and to $1,081,000 in the first nine months of 2007 from $82,000 in the first nine months of 2006.

Other Income (Expense), Net. Other income (expense), net primarily includes interest income on cash, cash equivalents and marketable securities balances and interest expense on our outstanding debt. In addition, the three and nine months ended October 1, 2006, included the warrant revaluation expense adjustment to record our preferred stock warrants at fair value in accordance with FSP 150-5.

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
	2007	2006	$ change	2007	2006	$ change
	(in thousands)			(in thousands)
Interest income and other	$1,141	$54	$1,087	$3,472	$48	$3,424
Interest expense.	—	(438)	438	—	(894)	894
Warrant revaluation expense	—	(690)	690	—	(1,634)	1,634
Other income (expense), net	$1,141	$(1,074)	$2,215	$3,472	$(2,480)	$5,952

Other income (expense), net increased by $2.2 million and $6.0 million from the third quarter and first nine months of 2006 to the third quarter and first nine months of 2007, respectively, due to a $1.1 million and $3.4 million, respectively, increase in interest income related to our higher average cash, cash equivalents and marketable securities balances during the third quarter and first nine months of 2007 from the comparable period in the prior year, and a reduction in interest and warrant revaluation expense of $1.1 million and $2.5 million, respectively, year over year. The higher average cash, cash equivalents and marketable securities balance during the first nine months of 2007 resulted from the proceeds received from our initial public offering in December 2006.

Liquidity and Capital Resources

As of September 30, 2007, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $92.1 million and net accounts receivable of $18.6 million.

The following table shows our working capital and cash and cash equivalents as of the stated dates:

	As of
	September 30,	December 31,
	2007	2006
	(in thousands)
Working capital	$92,882	$108,519
Cash, cash equivalents and marketable securities.	92,087	99,899

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended
	September 30,	October 1,
	2007	2006
	(in thousands)

Net cash used in operating activities	$(1,862)	$(11,079)
Net cash used in investing activities	(40,313)	(2,034)
Net cash (used in) provided by financing activities	(424)	20,122

Cash Flows from Operating Activities

Net cash used in operating activities was $1.9 million and $11.1 million during the nine months ended September 30, 2007 and October 1, 2006. Net cash used in operating activities during the first nine months of 2007 consisted primarily of our net loss of $19.1 million, offset by net changes in current assets and liabilities of $10.7 million, depreciation and amortization expense of $3.8 million and stock-based compensation expense of $2.7 million.

Net cash used in operating activities during the first nine months of 2006 primarily consisted of our net loss of $15.0 million and $1.3 million net changes in our operating assets and liabilities, reduced by depreciation and amortization expense of $3.0 million and warrant revaluation expense of $1.6 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities during the nine months ended September 30, 2007 was $40.3 million, comprised of $34.6 million of net purchases of marketable securities and $5.7 million of capital expenditures, primarily related to improvements for additional leased space for our headquarters and increased research and development lab equipment. Net cash used in investing activities during the nine months ended October 1, 2006, was $2.0 million, comprised of $3.9 million in net capital expenditures offset by net sales of marketable securities of $1.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $424,000 during the nine months ended September 30, 2007 compared with net cash provided by financing activities of $20.1 million during the nine months ended October 1, 2006. In the first nine months of 2007, the net cash used in financing activities primarily related to payments of previously accrued public offering costs of $1.1 million, offset by $789,000 in proceeds from issuance of common stock. In the first nine months of 2006, the net cash provided by financing activities of $20.1 million was primarily due to net borrowings of $10.3 million under our line of credit facilities, $9.9 million in proceeds from issuance of preferred stock and $652,000 in proceeds from issuance of common stock.

We believe that our $92.1 million of cash, cash equivalents and marketable securities at September 30, 2007, will be sufficient to fund our projected operating requirements for at least twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, potential acquisitions of new businesses, and the continuing market acceptance of our products.

Contractual Obligations

As of September 30, 2007, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2014. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

We outsource the manufacturing of our products to a contract manufacturer in which we maintain a rolling 90-day firm order based on production forecast. These orders may only be rescheduled or cancelled by Sanmina under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The remaining amount on the open purchase order with our contract manufacturer and other partners and suppliers at September 30, 2007 was approximately $18.6 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect its adoption will have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-b, Fair Value Measurements, or FSP 157-b. FSP 157-b delays the effective date of SFAS 157 until January 1, 2009, for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among others: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141R and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160.  SFAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, of the adoption of SFAS 141R or SFAS 160.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

A description of our quantitative and qualitative disclosures about market risks is set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 30, 2007 filed simultaneously with this Quarterly Report on Form 10-Q.

ITEM 4T. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2007.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

  Management identified the following deficiencies in the Company’s internal control over financial reporting as of September 30, 2007, which aggregated to a material weakness:

  The Company did not maintain effective internal communication and risk assessment processes to keep pace with the Company's growth and transition to a public company in 2007.  Specifically, the Company did not maintain effective lines of communication regarding certain sales transactions involving unique or non-standard terms and conditions among sales, finance, accounting, legal and senior management personnel for evaluation of revenue recognition. When persuasive evidence of an end-user did not exist, when oral or side arrangements existed, when contingencies existed with respect to the acceptance of the product by the end-user, or when resellers did not have the ability or intent to pay independent of payment by the end-user customer, this information was not properly communicated among sales, finance, accounting, legal and senior management personnel for such evaluation. In addition, the Company's risk assessment process did not evolve during 2007 to provide an adequate consideration to the risks resulting from the increase in the number of sales representatives, channel partners, complexity of sales arrangements and the use of unique and non standard terms and conditions by sales, finance, accounting, legal and senior management personnel.

 These control deficiencies could result in misstatements, which we could fail to prevent or detect, of the consolidated financial statements affecting revenue and accounts receivable.

b) Changes in Internal Control Over Financial Reporting

In response to the identification of the aforementioned material weakness, we took a number of actions during the quarter ended September 30, 2007, as outlined below.

•	We enhanced our existing revenue recognition training for sales personnel and instituted new hire and recurring revenue recognition training for sales personnel;

•
We implemented additional controls regarding our sales to channel distributors designed to ensure appropriate revenue recognition and we documented and communicated these enhanced revenue recognition controls to our sales force; and

•	We took steps to ensure that effective communication occurs between sales, finance, accounting, legal and senior management.

As described above, there have been changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings

    On November 1, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under, as well as under Sections 11 and 15 of the Securities Act of 1933. Substantially similar complaints were filed in the same court on December 12, 2007 and December 17, 2007. These cases, which were subsequently consolidated, purport to be brought on behalf of a class of purchasers and acquirers of the Company's stock during the period December 16, 2006 to October 3, 2007. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing a false and misleading registration statement and prospectus in connection with the Company's December 16, 2006 initial public offering, and by thereafter publicly misrepresenting the Company's current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, the Company's stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys' fees and costs, and injunctive relief.  Plaintiffs have until April 18, 2008 to file a consolidated amended complaint.

In addition, on March 18, 2008, a shareholder derivative action was filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former directors and officers.  The Company was named as a nominal defendant.  The derivative complaint alleges that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects, and by failing to properly account for certain revenues earned in the Company’s fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  A substantially similar complaint was filed in the same court on March 24, 2008.  The revenues referenced in the complaints were the subject of the Company’s February 29, 2008 announcement that it would restate its financial statements for those periods.  The complaint seeks unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature they do not seek monetary damages from the Company.  However, the Company may be required throughout the course of the action to advance the legal fees and costs incurred by the individual defendants.

We are unable to predict the outcome of these cases. A court determination against us could result in significant liability and could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Company has also provided information on a voluntary basis to the Enforcement Division of the Securities and Exchange Commission concerning the Audit Committee's independent review and the Company's financial restatement.

ITEM 1A. Risk Factors

    A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 30, 2007 filed simultaneously with this Quarterly Report on Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

Restatement of Consolidated Financial Statements

Contemporaneously with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 we filed our Annual Report on Form 10-K, or Form 10-K, for the year ended December 30, 2007, in which we restated our consolidated financial statements for the fiscal year ended December 31, 2006 and the quarterly periods ended April 1, and July 1, 2007 as a result of errors in those financial statements. The Form 10-K also includes our consolidated financial statements as of December 31, 2006.We have not amended any of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q that were filed prior to today's date. You should not rely on any of these annual or quarterly reports.

On February 29, 2008, we announced that our Board of Directors, based upon the recommendation of the Audit Committee, determined that we should restate our financial statements for the fiscal year ended December 31, 2006, and for the first and second quarters of fiscal 2007, ended April 1, 2007 and July 1, 2007, respectively.  As announced on November 8, 2007, our Audit Committee, assisted by independent forensic accountants and legal advisors, has been conducting an independent investigation of certain of our sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition, and whether our internal controls relating to revenue recognition are sufficient.

Unless otherwise indicated, all financial information in this Form 10-Q gives effect to the restatement.

Background of the Restatement

In late October 2007, as part of our finance department’s efforts to monitor our outstanding accounts receivable, our recently appointed Chief Financial Officer identified concerns regarding the recognition of revenue for certain sales to resellers and other customers.  These concerns were promptly communicated to the Chairman of the Audit Committee.  After receiving additional information from our Chief Financial Officer, on November 4, 2007, the Audit Committee decided to conduct an independent investigation of the issues identified by management and the Board of Directors concurred in that decision.  The Audit Committee subsequently retained independent legal counsel, Heller Ehrman LLP,  and independent forensic accounting experts, Huron Consulting Group, to assist in the investigation.

The Audit Committee and its advisors investigated certain sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition and whether our internal controls related to revenue recognition were sufficient. The Audit Committee and its advisors also considered risk areas other than revenue recognition.

The investigation focused on revenue recorded in fiscal 2006 and the first three quarters of fiscal 2007.  During the course of the investigation, the Audit Committee and its advisors collected and reviewed over 80,000 pages of hard copy documents from individual custodians, department files and central files, and also collected and searched over 166 gigabytes of electronically stored information.  The Audit Committee and its advisors conducted over 40 interviews of current and former employees and customers.  The information obtained through this investigation was analyzed in conjunction with accounts receivable aging reports, credit memos, return materials authorizations, evaluation agreements, sales return reserves, bad debt write-offs, and reserves for bad debts.    From this and other information, specific transactions were identified and tested for compliance with our revenue recognition policies.  Testing procedures included review of customer contracts, customer correspondence and emails, sales quotes, customer purchase orders, shipping documentation, invoices, and cash receipts.

On February 29, 2008, the Audit Committee presented its findings and recommendations to the Board of Directors, which are summarized below. Based on the Audit Committee’s recommendation, our Board of Directors concluded that as a result of errors identified we should restate our financial statements for fiscal year 2006 and the first and second quarters of 2007, and that our previously filed financial statements for these periods should not be relied on. On February 29, 2008, we issued a press release announcing the restatement and non-reliance on our previously published financial information for those periods, and we filed a Current Report on Form 8-K with the SEC disclosing equivalent information.

On April 2, 2008, we filed this Form 10-Q for the quarter ended September 30, 2007 and Form 10-K for the year ended December 30, 2007. We also issued a press release and filed a Current Report on Form 8-K to announce the final restated financial information and conclusions of our Audit  Committee's investigation.  In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, we identified a material weakness which rendered our disclosure controls and procedures ineffective.

Audit Committee Findings and Recommendations

Our Audit Committee determined that revenue was recognized prematurely on certain transactions and that revenue should not have been recognized on certain transactions.  Specifically, the following principal errors were identified:

Fourth Quarter Fiscal Year 2006

•
A single transaction with a reseller was identified for $1.1 million where a contingency related to the qualification of the product performing to certain specifications in the identified end user network existed at the time of sale. This qualification was not communicated to legal and finance personnel or the Company's independent registered public accounting firm in order to facilitate a proper evaluation of the transaction for revenue recognition purposes. The reseller paid for only a portion of the original transaction and the Company has since negotiated a return for the remaining product.

First and Second Quarters of Fiscal Year 2007

•
In the first quarter of 2007, we recognized revenue in a transaction with a customer that included a commitment from us to acquire software from the customer. Based upon facts discovered during the investigation, we have now concluded that the end user did not have the ability or intent to pay and revenue recognition was inconsistent with the accounting rules applicable to reciprocal sales transactions.

•
In the first and second quarters of fiscal 2007, transactions with resellers were identified where the timing of revenue recognition was improper. In certain instances, revenue was recognized when persuasive evidence of an end-user did not exist, when oral arrangements existed that would have precluded revenue recognition, or when resellers did not have the ability or intent to pay independent of payment by the end-user customer. Revenue from these transactions was adjusted and will only be recognized upon sell-through of the product to end-users and when collection is reasonably assured and all other criteria for the recognition of revenue are met.

•
We originally recognized revenue in the second quarter of 2007 on a sale directly to an end-user customer for which the terms and conditions were not fixed or determinable. This revenue has now been recognized in the fourth quarter of 2007 when the terms became fixed or determinable and all other criteria for the recognition of revenue were met.

Summary of the Restatement Adjustments

The following tables summarize the impact of the restatement on our financial statements for the fourth quarter and year ended December 31, 2006 and the three months ended April 1, and the three and six months ended July 1, 2007.

	Three Months Ended			Year Ended
	December 31, 2006			December 31, 2006
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
Statement of Operations	(in thousands, except per share data)			(in thousands, except per share data)

Total revenue	$20,656	$(1,073)	$19,583	$62,279	$(1,073)	$61,206
Total cost of revenue	9,468	(523)	8,945	29,331	(523)	28,808
Total operating expenses	14,076	–	14,076	48,325	–	48,325
Loss from operations	(2,888)	(550)	(3,438)	(15,377)	(550)	(15,927)
Net loss	(10,409)	(550)	(10,959)	(25,438)	(550)	(25,988)
Net loss per common share, basic and diluted	$(0.72)	$(0.03)	$(0.75)	$(3.02)	$(0.07)	$(3.09)

	Three Months Ended			Three Months Ended
	April 1, 2007			July 1, 2007
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
Statement of Operations	(in thousands, except per share data)			(in thousands, except per share data)

Total revenue	$21,607	$(3,761)	$17,846	$25,116	$(2,205)	$22,911
Total cost of revenue	9,837	(569)	9,268	11,999	(691)	11,308
Total operating expenses	16,645	(86)	16,559	17,869	(113)	17,756
Loss from operations	(4,875)	(3,106)	(7,981)	(4,752)	(1,401)	(6,153)
Net loss	(3,750)	(3,106)	(6,856)	(3,621)	(1,401)	(5,022)
Net loss per common share, basic and diluted	$(0.06)	$(0.05)	$(0.11)	$(0.06)	$(0.02)	$(0.08)

	Six Months Ended
	July 1, 2007
	As previously
	reported	Adjustments	As restated
Statement of Operations	(in thousands, except per share data)
Total revenue	$46,723	$(5,966)	$40,757
Total operating expenses	34,514	(199)	34,315
Loss from operations	(9,627)	(4,507)	(14,134)
Net loss	(7,371)	(4,507)	(11,878)
Net loss per common share, basic and diluted	$(0.12)	$(0.07)	$(0.19)

Our Audit Committee determined that no senior executives currently employed by the Company engaged in any improper practices or are otherwise responsible for improper revenue recognition.  The Audit Committee determined that no sales personnel currently employed by the Company directly participated in negotiating oral side arrangements or reciprocal sales transactions, though several sales personnel appear to have been aware of such transactions.  The Audit Committee found evidence that our former Chief Executive Officer, former Chief Financial Officer, and former Vice President of North America Sales participated directly in certain of the transactions for which adjustments are being recorded, but the Audit Committee concluded that the evidence about their roles, knowledge and intent is conflicting, disputed, and ultimately inconclusive.

During the course of its investigation, our Audit Committee identified internal control weaknesses relating primarily to the failure to communicate complete information regarding certain sales transactions containing non-standard terms between sales, finance, accounting, legal and members of senior management and an ineffective risk assessment process.

As a result of its investigation, our Audit Committee has made recommendations to the Board of Directors and management and those recommendations have been approved.  These recommendations include: (i) the Board and senior management to consider possible remedial actions for any of our remaining personnel who may have been aware or involved in the subject transactions; (ii) expanding and clarifying our revenue recognition policy; (iii) conducting enhanced revenue recognition training for all sales, sales operations and accounting personnel as soon as practicable, instituting enhanced revenue recognition training for all new sales and sales operations personnel, and instituting enhanced annual revenue recognition training for all sales and sales operations personnel; (iv) documenting and communicating in writing to our sales force clearly stated revenue recognition policies; and (v) management, working with the Audit Committee, to further document our revenue recognition policy and further develop related procedures and controls to enhance and improve transaction related communications throughout our business.

In addition, with the concurrence of the Audit Committee, we have modified certain policies and procedures in an effort to avoid a recurrence of the issues that caused this restatement, including: (i) requiring documented evidence of sell-through for all sales transactions with certain resellers prior to revenue recognition; (ii) enhancing our process of requiring quarterly certifications by our sales force to note that they have disclosed all non-standard terms and conditions; (iii) revising our sales commission structure to defer commissions on transactions that include non-standard terms and conditions; and (iv) implementing enhanced processes to assess the creditworthiness of customers.

In this Quarterly Report on Form 10-Q for this period-ended September 30, 2007, our Chief Executive Officer and our Chief Financial Officer have determined that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

ITEM 6. Exhibits

The following exhibits are incorporated by reference or filed herewith.

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1 ‡	Section 1350 Certification of Chief Executive Officer.

32.2 ‡	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISILON SYSTEMS, INC.
Date: April 2, 2008	By:	/s/ Sujal Patel
Sujal Patel
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ William Richter
William Richter
Interim Chief Financial Officer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Incorporation by Reference Herein
Exhibit
Number	Description	Form	Date

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1 ‡	Section 1350 Certification of Chief Executive Officer.

32.2 ‡	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

‡	Furnished herewith.