Form 10-K
period 2007-12-30
Isilon Systems, Inc.
filed 2008-04-02
CIK 1373671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $352,503,088. Shares of voting stock held by each officer and director and by each person who, to the registrant’s knowledge, owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2008, 62,918,671 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled for May 14, 2008.

EXPLANATORY NOTE

In this Annual Report on Form 10-K, or this Form 10-K, Isilon Systems, Inc., or the Company, is restating its consolidated financial statements and information for the following fiscal periods: (i) the fiscal year ended December 31, 2006; and (ii) the quarterly periods ended April 1 and July 1, 2007 and selected financial data and certain financial data in management’s discussion and analysis.  This Form 10-K also includes the Company’s consolidated financial statements as of and for the fiscal year ended December 30, 2007.

Contemporaneously with the filing of this Form 10-K, the Company is also filing with the Securities and Exchange Commission, or SEC, its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

Unless the context otherwise requires, references in this Form 10-K to "Isilon Systems," "the Company," "we," "us," or "our" refer to Isilon Systems, Inc., and its consolidated subsidiaries, unless the context otherwise dictates.

 Restatement of Consolidated Financial Statements

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

Unless otherwise indicated, all financial information in this Form 10-K gives effect to the restatement. Information regarding the effect of the restatement on our financial position and results of operations is provided in Notes 3 and 13(unaudited) of the Notes to Consolidated Financial Statements and Item 6 "Selected Financial Data". Our consolidated financial statements and the related notes appear beginning on page 51 within Item 8 of this Form 10-K.

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

The investigation focused on revenue recorded in fiscal 2006 and the first three quarters of fiscal 2007.  During the course of the investigation, the Audit Committee and its advisors collected and reviewed more than 80,000 pages of hard copy documents from individual custodians, department files and central files, and also collected and searched more than 166 gigabytes of electronically stored information.  The Audit Committee and its advisors conducted more than 40 interviews of current and former employees and customers.  The information obtained through this investigation was analyzed in conjunction with accounts receivable aging reports, credit memos, return materials authorizations, evaluation agreements, sales return reserves, bad debt write-offs, and reserves for bad debts.    From this and other information, specific transactions were identified and tested for compliance with our revenue recognition policies.  Testing procedures included review of customer contracts, customer correspondence and emails, sales quotes, customer purchase orders, shipping documentation, invoices, and cash receipts.

On February 29, 2008, the Audit Committee presented its findings and recommendations to the Board of Directors, which are summarized below. Based on the Audit Committee’s recommendation, our Board of Directors concluded that as a result of the errors indentified, we should restate our financial statements for fiscal year 2006 and the first and second quarters of 2007, and that our previously filed financial statements for these periods should not be relied on. On February 29, 2008, we issued a press release announcing the restatement and non-reliance on our previously published financial information for those periods, and we filed a Current Report on Form 8-K with the SEC disclosing equivalent information.

        On April 2, 2008, we filed this Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. We also issued a press release and filed a Current Report on Form 8-K to announce the final restated financial information and conclusions of our Audit Committee's investigation.  In our Quarterly Report on Form 10-Q for the period-end September 30, 2007, we determined that our disclosure controls and procedures were ineffective.  Our Chief Executive Officer and Chief Financial Officer have concluded that the material weakness has been remediated and that our internal control over financial reporting was effective as of December 30, 2007.

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

First and Second Quarters of Fiscal Year 2007

•
In the first quarter of 2007, we recognized revenue in a transaction with a customer that included a commitment from us to acquire software from the customer. Based upon facts discovered during the investigation, we have now concluded that the end-user did not have the ability or intent to pay and revenue recognition was inconsistent with the accounting rules applicable to reciprocal sales transactions.

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

Summary of the Restatement Adjustments

        The following tables summarize the impact of the restatement on our financial statements for the fourth quarter and year ended December 31, 2006 and the three months ended April 1, 2007 and three and six months ended July 1, 2007. Selected information about the impact of the restatement on our quarterly periods is provided in Note 13(unaudited) to our consolidated financial statements.

	Three Months Ended			Year Ended
	December 31, 2006			December 31, 2006
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Statement of Operations	(in thousands, except per share data)			(in thousands, except per share data)
Total revenue	$20,656	$(1,073)	$19,583	$62,279	$(1,073)	$61,206
Total cost of revenue	9,468	(523)	8,945	29,331	(523)	28,808
Total operating expenses	14,076	—	14,076	48,325	—	48,325
Loss from operations	(2,888)	(550)	(3,438)	(15,377)	(550)	(15,927)
Net loss	(10,409)	(550)	(10,959)	(25,438)	(550)	(25,988)
Net loss per common share, basic and diluted	$(0.72)	$(0.03)	$(0.75)	$(3.02)	$(0.07)	$(3.09)

	Three Months Ended			Three Months Ended
	April 1, 2007			July 1, 2007
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Statement of Operations	(in thousands, except per share data)			(in thousands, except per share data)
Total revenue	$21,607	$(3,761)	$17,846	$25,116	$(2,205)	$22,911
Total cost of revenue	9,837	(569)	9,268	11,999	(691)	11,308
Total operating expenses	16,645	(86)	16,559	17,869	(113)	17,756
Loss from operations	(4,875)	(3,106)	(7,981)	(4,752)	(1,401)	(6,153)
Net loss	(3,750)	(3,106)	(6,856)	(3,621)	(1,401)	(5,022)
Net loss per common share, basic and diluted	$(0.06)	$(0.05)	$(0.11)	$(0.06)	$(0.02)	$(0.08)

	Six Months Ended
	July 1, 2007
	As previously reported	Adjustments	As restated
Statement of Operations	(in thousands, except per share data)
Total revenue	$46,723	$(5,966)	$40,757
Total cost of revenue	21,836	(1,260)	20,576
Total operating expenses	34,514	(199)	34,315
Loss from operations	(9,627)	(4,507)	(14,134)
Net loss	(7,371)	(4,507)	(11,878)
Net loss per common share, basic and diluted	$(0.12)	$(0.07)	$(0.19)

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

        As further discussed in Part II, Item 9A of this Form 10-K under the caption "Controls and Procedures," during the course of its investigation, our Audit Committee identified internal control deficiencies relating primarily to the failure to communicate complete information regarding certain sales transactions containing non-standard terms among sales, finance, accounting, legal and members of senior management and an ineffective risk assessment process.

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

In our Quarterly Report on Form 10-Q for the period ended September 30, 2007, our Chief Executive Officer and our Chief Financial Officer determined that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States. As of December 30, 2007, the material weakness in our internal control over financial reporting has been remediated.

Special Note Regarding Forward-Looking Statements

We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. These forward-looking statements include, but are not limited to statements regarding: our competitive environment; the anticipated growth of digital content; the expected demand for and benefits of our storage products; our future business plans and growth strategy; our ability to improve existing products and to develop new and future products; our anticipated revenue and expenses; our ability to add value-added resellers and distributors and to sell our products internationally; our ability to realize operating leverage and realize efficiencies in our sales model by leveraging partners and selling to existing customers; anticipated results of potential or actual litigation; statements relating to our financial restatement and the remediation of our internal controls; the anticipated sufficiency of our current office space and ability to find additional space as needed; anticipated development or acquisition of intellectual property and resulting benefits; expected impacts of changes in accounting rules, including the impact on deferred tax benefits; the impact of governmental regulation; employee hiring and retention, including anticipated reductions in force and headcount; the future payment of dividends; use of cash, cash needs and ability to raise capital; potential liability from contractual relationships.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part I, Item 1A. of this Annual Report on Form 10-K.

  On December 12, 2006, we effected a 1-for-2.4 reverse split of our issued and outstanding common stock. Historical share numbers and prices throughout this report on Form 10-K are split-adjusted.

In this report, “Isilon Systems,” “the company,” “we,” “us,” and “our” refer to Isilon Sytems, Inc., and its consolidated subsidiaries, unless the context otherwise dictates.

ITEM 1.  Business

Overview

We provide clustered storage systems for digital content, which includes video, audio, digital images, computer models, PDF files, scanned images, reference information, test and simulation data, and other unstructured data. We designed and developed our clustered storage systems specifically to address the needs of storing and managing digital content. Our systems are comprised of three or more nodes. Each node is a self-contained, rack-mountable device that contains industry standard hardware, including disk drives, a central processing unit, or CPU, memory chips and network interfaces, and is integrated with our proprietary OneFS® operating system software, which unifies a cluster of nodes into a single shared resource. Through the end of fiscal 2007, we have sold our clustered storage systems to more than 675 customers across a wide range of industries. We sell our products indirectly through a channel partner program that includes more than 150 value-added resellers and distributors, and directly through our field sales force.

We were incorporated in the State of Delaware on January 24, 2001.  Our principal corporate offices are located in Seattle, Washington.  Our corporate Internet address is www.isilon.com.  At the Investor Relations section of this website, we make available free of charge our Annual Report on Form 10-K, our Annual Proxy statement, our quarterly reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission, or the SEC.  The information found on our website is not part of this Form 10-K.  In addition to our website, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

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

Widespread and Increasing Use of Digital Content

The growth of digital content is fundamentally changing business processes and creating new market opportunities across a wide range of industries. Enterprises are utilizing digital content to create new products and services, generate new revenue streams, accelerate research and development cycles, and improve their overall competitiveness. As a result, digital content has become a critical economic asset in many industries. Industries that are being transformed by the proliferation of digital content include:

·
Media and Entertainment.  Digitization of production and delivery of content in the media and entertainment industry is driving significant increases in data storage and access requirements. Examples include the emergence of high-definition television, new digital video standards like Sony Blu-Ray, streaming media formats for online delivery of content and new high-resolution digital images used in movie production. As these and similar formats proliferate and the media industry moves towards an all-digital workflow that includes the creation, management, delivery and archiving of television programs, music, films and publishing materials, digital content storage requirements will continue to grow. In movie production, for example, ten seconds of high-resolution digital footage can require as many as 12 gigabytes of storage, and in the publishing industry, sophisticated digital cameras can take up to eight photos per second, each of which can create an image file of up to 20 megabytes.

·
Internet.  Internet users upload and download millions of digital images, digital videos, music, documents and other web-based content daily. In addition, businesses that rely on the Internet as a distribution channel for their products or services often must accommodate millions of concurrent users accessing data, deliver 24x7x365 online availability, manage rapidly expanding amounts of digital content, and provide aggregate data throughput of multiple gigabytes per second.

·
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

·
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

·
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

·
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

·
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

·
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

·
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

·
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

·
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

·
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

·
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

·
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

Our Isilon IQ clustered storage systems combine our proprietary OneFS operating system software with industry standard hardware, including a storage server, a CPU, memory chips and network interfaces, in a self-contained, 3.5-inch and 1.75-inch high, rack-mountable chassis. Our proprietary OneFS operating system software combines the three distinct layers of a traditional storage architecture, which typically consist of a file system, a volume manager and a redundant array of independent disks, or RAID, into a single unified software layer. As a result, Isilon IQ nodes automatically work together to aggregate their collective computing power into a single, unified storage system that is designed to withstand the failure of any piece of hardware, including disks, switches or even entire nodes. In addition, we provide platform extension products that enable customers to scale either performance or capacity incrementally based on their then-current needs.

Key benefits of our Isilon IQ clustered storage systems include:

·
Scalability and Performance.  We believe our systems provide industry-leading scalability and performance. Our OneFS operating system software can currently combine up to 96 separate nodes and more than 1,600 terabytes, or 1.6 petabytes, of storage capacity in a single cluster, and can deliver total data throughput of ten gigabytes per second from a single file system and single pool of storage, providing linear scalability in both storage capacity and performance. Our systems support Gigabit Ethernet front-side connectivity and high-performance InfiniBand interconnect for low-latency, high-bandwidth, intra-cluster communication. We are continually seeking to increase the storage capacity and performance of our storage systems.

·
Reliability.  Our clustered storage systems have data protection capabilities, built-in redundancy and self-healing capabilities. Each Isilon IQ storage system is designed to withstand the failure of multiple disks or entire nodes so that a customer does not lose access to any files. Each node in an Isilon IQ cluster is a peer, and any node can handle a request from any application server to provide the file requested. Our OneFS operating system software allocates, or stripes, files and meta-data across nodes in a cluster so that, if one node or multiple nodes fail, any other node can perform the requested function, thereby preventing any single point of failure. In the event of one or more disk or node failures, OneFS automatically rebuilds files in parallel across all of the existing distributed free space in the cluster, eliminating the need to have the dedicated “hot spare drives” required with most traditional storage systems. We believe our Isilon IQ storage systems can utilize this free space, while also drawing on the multiple microprocessors and aggregate computing power of the cluster, to rebuild data from failed drives five to ten times faster than traditional storage systems, enabling a more reliable storage solution.

·
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

·
Increased IT Operating Efficiency.  Our clustered storage systems enable customers to manage their growing amounts of digital content in an automated and efficient manner that is more cost-effective than traditional storage systems. Our Isilon IQ storage systems automatically balance data across nodes to enhance performance and optimize utilization, eliminating the need for the planned storage outages that are common during the manual data-balancing processes required with traditional storage systems. The simplicity, ease of use and automation of our Isilon IQ clustered storage systems have enabled individual customers to scale deployments from a few terabytes to more than 2,000 terabytes without any additional investment in IT staff. Each Isilon IQ storage system has been designed to interface with existing Ethernet networks, and our “plug and store” design automates many of the tasks that must be performed manually to deploy traditional storage systems. As a result, once installed in a rack and cabled, a 100 terabyte cluster can typically be configured and operational in less than 15 minutes. Additionally, capacity can typically be added to existing clusters in less than 60 seconds, without any downtime.

·
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

·
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

Our Strategy

Our strategic focus is to enhance our position as a leading provider of clustered storage solutions for digital content. Key elements of this strategy include:

·
Focus on High-Growth, Data-Intensive Markets.  We intend to expand our customer base by focusing on markets where the storage and management of digital content are critical to the success of many enterprises. To date, our solutions have been deployed by customers in industries such as media and entertainment, Internet, cable and telecommunications, oil and gas, life sciences, and manufacturing, and by the federal government. We intend to invest in our direct sales force and channel partners to further penetrate these and other markets domestically and internationally.

·
Continue to Enhance OneFS and Deliver Additional Software Applications.  Our OneFS operating system software is the core of our Isilon IQ clustered storage architecture. We intend to continue to enhance our OneFS operating system software with greater levels of automation, functionality and performance and to develop new software functionality in areas such as archiving, data protection and storage management.

·
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

·
Optimize Repeat Order Business Model.  Because of the modular nature of our clustered storage systems, our customers have typically deployed our systems in an incremental fashion. We intend to continue to design our systems to take advantage of our modular architecture, enabling our customers to scale deployments in step with their growing capacity and performance needs.

·
Utilize Channel Partners to Expand Global Market Penetration.  We received 55% of our total revenue in 2007 through indirect channels. We have established a distribution channel program that, as of December 30, 2007, had more than 150 value-added resellers and distributors worldwide. We believe the ease of use and installation of our systems makes them well-suited for distribution by channel partners. We believe the international opportunity for our systems is significant and we have expanded the number of our channel partners in Asia-Pacific and Europe. We intend to continue adding value-added resellers and distributors to expand the global distribution of our systems.

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

·
AutoBalance.  Automatically balances data across all nodes in a cluster in real-time, reducing throughput bottlenecks, maximizing performance and storage utilization, and eliminating the downtime commonly associated with the manual data migrations required by traditional storage systems. AutoBalance automatically migrates and rebalances data as additional nodes are added to a cluster.

·
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

·
SmartCache.  Utilizes predictive software algorithms and the OneFS file-striping feature to enhance throughput for an Isilon IQ cluster. SmartCache is a globally-coherent memory cache that is optimized for digital content, can read and write data and is able to expand automatically as additional nodes are added to any Isilon IQ cluster.

·
WebAdmin.  Configures, monitors and manages an Isilon IQ cluster using a single, web-based management interface. The central, web-based interface permits a real-time, single level of management for cluster performance, capacity utilization, quotas, monitoring, diagnostics and management of software applications such as our SyncIQ® replication software product. Using the web interface, users can add or remove nodes from the cluster with a click of the mouse.

Products

Our product family consists of clustered storage systems and related software applications. Our clustered storage systems combine our fourth-generation OneFS operating system software with our Isilon IQ platform nodes. OneFS contains integrated file system, volume manager and RAID functionality in a distributed file system architecture and improves storage capacity, data throughput and system manageability. Our customers can optimize system performance, capacity or both with our platform extension nodes: the Isilon IQ Accelerator and the Isilon EX 6000, EX 9000 and EX 12000. We also offer five related software applications that extend the capabilities and functionality of our systems: SyncIQ replication software, SmartConnect™ load-balancing software, SnapshotIQ™ protection software, SmartQuotas™ management and provisioning software and MigrationIQ™ tiered data storage migration software.

Isilon IQ Platform Nodes.  Our Isilon IQ platform nodes combine a storage server and, depending on the system, 1.92, 2.00, 3.00, 6.00, 9.00 or 12.00 terabytes of raw disk capacity in dense, self-contained storage nodes that work together in a single cluster. Each high-end enterprise line of Isilon IQ nodes is a 3.5-inch high server and has 12 SATA-II disk drives and 4.5 gigabytes of globally-coherent, read and write cache. A system requires a minimum of three nodes and can scale up to 96 nodes in a cluster. All nodes support both high-performance InfiniBand and standard Gigabit Ethernet interfaces for intra-cluster communication and provide front-side communication via standard Gigabit Ethernet. The Isilon IQ 200 model node is a 1.75 inches high server and has four SATA-II disk drives and 4.5 gigabytes of globally-coherent, read and write cache. An Isilon IQ 200 system requires a minimum of three nodes and can scale up to 24 nodes in a cluster. Isilon IQ 200 nodes support standard Gigabit Ethernet interfaces for intra-cluster communication and also provide front-side communication via standard Gigabit Ethernet.

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

Isilon EX series.  Our Isilon EX 6000, EX 9000 and EX 12000 products enable customers to increase their data storage capacity modularly without the cost of adding additional performance. Designed as an extremely low cost, high capacity clustered storage product, each Isilon EX 6000 contains 6 terabytes of SATA-II disk capacity (9 terabytes for the EX 9000 and 12 terabytes for the EX 12000) in a 2U form factor and utilizes state-of-the-art Serial Attached SCSI (SAS) technology to connect to an Isilon IQ 6000, IQ 9000 or IQ 12000 platform node.  Combining our OneFS operating system software with a high-speed SAS interconnect creates a high-density system that modularly scales from 60 terabytes to more than 1,600 terabytes in a single data storage pool. This solution is designed to integrate quickly and easily within existing enterprise network infrastructures, communicate standard file sharing protocols over Gigabit Ethernet, and serve as a multi-tier storage solution for near-line, archive, disk-to-disk backup and restore, as well as remote disaster recovery applications.

SyncIQ Replication Software.  Our SyncIQ replication software application provides asynchronous file-based replication to one or more Isilon IQ clusters over any WAN/LAN IP network through a policy-based engine for disaster recovery disk-to-disk backup/recovery, and distributed workflow or delivery environments. Only those parts of a file system that have changed are replicated to the target cluster. In this manner, our SyncIQ replication software leverages its distributed file system architecture to maximize efficiency in the replication process.

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

SmartQuotas Data Management Software.  Our SmartQuotas data management and provisioning software application gives enterprises the ability to control and limit storage usage across their organization, and provision a single pool of Isilon clustered storage to best meet their unique storage challenges. SmartQuotas enables storage administrators to assign quotas that seamlessly partition a highly scalable, single, shared pool of storage into easily managed segments.  SmartQuotas’ thin provisioning capability enables administrators to present more storage capacity to applications and users than is physically installed. Administrators can limit their actual physical storage resources to what is only needed today, and automatically add storage resources on-demand to meet changing business requirements tomorrow.

MigrationIQ Tiered Clustered Storage Software. Our MigrationIQ software application provides enterprises with the ability to automatically and easily migrate digital content between high-performance, Tier-1 clustered storage and high-capacity, Tier-2 nearline archive clustered storage, thereby streamlining workflows, optimizing storage resources and extracting maximum value from digital content assets at every point in the information lifecycle.

Customers

Through the end of fiscal 2007, we have sold our products worldwide to more than 675 end customers in a variety of industries, including media and entertainment, Internet, cable and telecommunications, oil and gas, life sciences, manufacturing, and the federal government. Our systems are deployed in a wide range of organizations, from large global enterprises with hundreds or thousands of locations to small organizations with just one location. During 2007, Eastman Kodak Company accounted for 10% of our total revenue.  In 2006, Comcast Corporation, which purchased through one of our resellers, and Eastman Kodak Company accounted for 15% and 10%, respectively, of our total revenue. Both of these customers buy our products on a purchase order basis, and neither has a long-term contract or minimum purchase commitment. In 2007 and 2006, we derived 27% and 24%, respectively, of our total revenue from customers outside of the United States, primarily in Canada, Europe, Japan and other Asian countries. For further information about revenue recognized from international customers, see Note 11 to our consolidated financial statements included in Item 8.

Sales and Marketing

We sell our products and services indirectly through channel partners and directly through our field sales force, targeting enterprises and government organizations that have the need to store significant amounts of digital content:

·
Value-Added Resellers and Distributors.  We currently have more than 150 channel partners that resell and/or distribute our products in the United States and internationally. These partners help market and sell our products to a broad array of enterprises and government organizations across our core markets. We typically enter into non-exclusive, written distribution agreements with our channel partners, and these agreements generally have a one-year term with no minimum sales commitment.

·
Field Sales Force.  Our field sales force is responsible for managing all direct and indirect sales within our geographic territories, including North America, France, Germany, Japan, Korea, China, Australia, and the United Kingdom.

·
Original Equipment Manufacturers.  We have established partnerships with original equipment manufacturing, or OEM, companies that bundle their products with ours to address the challenges of a particular market or application. We have entered into OEM agreements with Harris Corporation, Schlumberger Corporation and Kodak Corporation.

We focus our marketing efforts on increasing brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. We rely on a variety of marketing vehicles, including trade shows, advertising, public relations, industry research, our website, and collaborative relationships with technology vendors.

Support and Services

We offer tiered customer support programs tailored to the service needs of our customers. We typically grant customers rights to unspecified software updates and maintenance releases and patches that become available during the support period. Product support includes Internet access to technical content, as well as 24-hour telephone and email access to technical support personnel. Service contracts typically have a one-year or three-year term. Substantially all of our support personnel are based in Seattle, Washington and support is available seven days a week. In addition, we work with third parties to provide onsite hardware support, hardware replacement, spares inventory and other field services in Europe, Japan and North America. As we expand, we expect to continue to hire additional technical support personnel to service our domestic and international customer base.

We currently provide primary product support for our channel partners, although we anticipate that, in the future, we will train our partners to provide most of the primary product support and we will provide secondary support.

Manufacturing

We outsource the manufacturing of all our systems and currently rely on a single contract manufacturer.  On December 7, 2007, we provided notice to our initial contract manufacturer, Sanmina-SCI Corporation, of our intent to terminate for convenience the Manufacturing Services Agreement we entered into on February 17, 2006.  In an agreement dated August 30, 2007, we established a contract manufacturing relationship with Solectron Corporation, subsequently acquired by Flextronics International Ltd.  This agreement provides current terms and operating conditions while we are continuing to negotiate a master services agreement.  Since that time, we have utilized Flextronics to manufacture and assemble our products, procure components for our systems and help manage our supply chain, perform testing and manage delivery of our products.

Our contract manufacturer provides us with a wide range of operational and manufacturing services. We rely on Flextronics to procure a majority of the components for our systems, including disk drives, CPUs and power supplies.  Flextronics purchases these components from multiple vendors in order to obtain competitive pricing. We work closely with Flextronics to ensure that we have the supply of products necessary to satisfy our product delivery schedule. This may include a requirement for Flextronics periodically to increase the amount of finished goods and component inventory that it carries in advance to meet anticipated customer product shipments. We purchase our finished goods inventory from Flextronics using purchase orders. Delivery on our Flextronics purchase orders occurs at the time that Flextronics ships products to our customers. This process is designed to minimize the amount of inventory that we are required to retain to meet customer demand.

Flextronics performs final test and assembly and manages the delivery of all of our products. We rely on Flextronics’ global distribution capabilities to optimize the delivery of our products.

We generally engage Flextronics to manufacture our products only after we receive orders from our customers. However, customers may cancel or reschedule orders, and delivery schedules requested by customers may vary based upon each customer’s particular needs. For these reasons, orders may not constitute a firm backlog and may not be a meaningful indicator of future revenue. We typically maintain with Flextronics a rolling 90-day firm order for products they manufacture for us, and these orders may only be rescheduled, modified or cancelled under certain circumstances.

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of our clustered storage systems, OneFS operating system software and related storage software applications. Our research and development group is mainly located at our headquarters in Seattle, Washington or in our office in Minneapolis, Minnesota. We also used a twelve-person software development team from a third-party contract engineering provider in Moscow, Russia. Our engineering efforts support product development across all major operating systems, hardware and software applications. We also test our products to certify and ensure interoperability with third-party hardware and software products. We have also made substantial investments in the automation of our product test and quality assurance laboratories. We plan to dedicate significant resources to these continued research and development efforts. Further, as we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications.

Our research and development expenses were $19.9 million in 2007, $16.5 million in 2006, and $12.5 million in 2005.

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

We believe that the principal competitive factors affecting the data storage market include such storage system attributes as:

·	scalability;

·	performance, including the ability to provide high throughput as well as access for multiple concurrent users;

·	ease of installation and management by IT personnel;

·	reliability to ensure uninterrupted user access; and

·	cost efficiency in acquisition, deployment and ongoing support.

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

We have two issued U.S. patents, and 35 pending U.S. patent applications. Of these pending applications, four are continuation applications.  One of the pending applications has been allowed and is expected to issue as a patent.  Six of the pending applications have received examiner office actions.  The remaining 28 pending applications are awaiting a first examiner office action.  We have also filed four applications through the Patent Cooperation Treaty, or PCT. Two of these PCT applications have entered the national phase in China, Europe, and Japan. The other two PCT applications have not yet entered the national phase.

We are the owner of four registered trademarks in the United States: ISILON, ISILON SYSTEMS, ONEFS and SYNCIQ, along with a pending but approved trademark application for HOW BREAKTHROUGHS BEGIN. We are the owner of international trademark registrations for ISILON in the European Union, Australia and Canada; ISILON SYSTEMS in the European Union, Australia, Canada, Japan and Singapore; ONEFS and SYNCIQ in the European Union, Australia, Canada, Japan, Korea and Singapore; and HOW BREAKTHROUGHS BEGIN in the European Union and Australia. Isilon is the owner of pending international trademark applications for ISILON in China, Japan, Korea and Singapore; ISILON SYSTEMS in China and Korea; ONEFS in China; and HOW BREAKTHROUGHS BEGIN in Canada, Japan, Korea and Singapore.

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

Third parties could claim that our products or technologies infringe their proprietary rights. The data storage industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We expect that infringement claims may further increase as the number of products and competitors in our market increase. We have not, to date, been involved in any litigation related to intellectual property.

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

Employees

As of December 30, 2007, we had 321 employees worldwide, including 141 in sales and marketing, 103 in research and development, 33 in support and services, and 44 in finance, legal, administration and operations. None of our employees are represented by a labor union, and we consider current employee relations to be good.

Geographic Information

     During our last three fiscal years, the majority of our revenue was generated within the United States, and primarily all of our long-lived assets are located within the United States.

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
		Restated(1)
	(Dollars in thousands)
Revenue by geography:
Domestic	$64,936	$46,465	$17,559
International	24,062	14,741	3,524
Total revenue	$88,998	$61,206	$21,083

% revenue by geography:
Domestic	73%	76%	83%
International	27	24	17
Total	100%	100%	100%

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

Segment Information
     As discussed in Note 11 to our consolidated financial statements, our business is organized within one reportable segment.

Executive Officers and Directors

The following table provides information regarding our executive officers and directors:

Name	Age	Position(s)
Executive Officers:
Sujal M. Patel	33	President, Chief Executive Officer and Director
William D. Richter	33	Interim Chief Financial Officer
Keenan M. Conder	45	Vice President General Counsel and Corporate Secretary
Steven D. Fitz	43	Senior Vice President Worldwide Sales
Paul G. Rutherford	51	Chief Technology Officer
Brett L. Helsel	48	Senior Vice President Engineering
Brett G. Goodwin	40	Vice President Marketing and Business Development
Gwen E. Weld	50	Vice President Human Resources and Organizational Development
Directors:
Barry J. Fidelman	67	Director
Elliott H. Jurgensen, Jr.	63	Director
Gregory L. McAdoo	43	Director
Matthew S. McIlwain	43	Director
James G. Richardson	50	Director
William D. Ruckelshaus	75	Chairman of the Board of Directors and Director
Peter H. van Oppen	55	Director

Sujal M. Patel is one of Isilon’s founders and has served as a director since 2001 and as our President and Chief Executive Officer since October 2007. Mr. Patel also served as our Chief Technology Officer from 2001 to March 2008 and as President and Chief Executive Officer since the founding of Isilon in 2001 until August 2003. Prior to joining us, from 1996 to 2001, Mr. Patel served in various engineering roles at RealNetworks, Inc., a provider of Internet media delivery software and services, most recently as Development Manager, RealSystem Products, in which capacity he was the chief architect for the second generation of RealSystem products. Mr. Patel received a Bachelor of Science degree in computer science from the University of Maryland at College Park.

William D. Richter has served as Isilon’s interim Chief Financial Officer since October 2007 and as our Controller since December 2006. Prior to joining us, from August 2005 to December 2006, Mr. Richter served at Amazon.com, Inc., an e-commerce company, most recently as Director of Accounting and Finance. From 1997 to August 2005, Mr. Richter served in various roles at PricewaterhouseCoopers, LLP, an accounting firm, most recently as a Senior Manager in the Audit department. Mr. Richter received a Bachelor of Arts degree in business administration from the University of Washington and is a Washington State Licensed and Certified Public Accountant.

Keenan M. Conder has served as Isilon’s Vice President, General Counsel and Corporate Secretary since June 2007. Prior to joining us, from March 2004 to August 2006, Mr. Conder served as Senior Vice President, General Counsel and Secretary of Expedia, Inc., an online travel agency. From May 2002 to February 2004, Mr. Conder served as Senior Vice President and General Counsel of Travelocity.com LP, an online travel agency, and from June 2000 through April 2002 as its Vice President and Associate General Counsel. From 1996 to 2000, Mr. Conder held various positions in the legal department at Sabre Inc., most recently as Senior Managing Attorney. Prior to Sabre, Mr. Conder was an attorney in the legal department of American Airlines and, prior to that, an attorney with Munsch, Hardt, Kopf, Harr & Dinan, a Dallas law firm. Mr. Conder received a Bachelor of Arts degree in Economics from the University of North Carolina and a Juris Doctor degree from Wake Forest University.

Steven D. Fitz has served as Isilon’s Senior Vice President Worldwide Sales since April 2007. Prior to joining us, from 1993 to April 2007, Mr. Fitz served in various positions at EMC Corporation, a developer and provider of information infrastructure technology and solutions, including Divisional Vice President from 2000 to 2002 and as President of Asia Pacific/Japan from 2002 to April 2007. Prior to EMC, Mr. Fitz was a major account manager at Storagetek Corporation (subsequently purchased by Sun Microsystems, Inc.) and, prior to that, an account executive at EMC. Mr. Fitz received a Bachelor of Arts degree in business administration from the University of Massachusetts.

Paul G. Rutherford has served as Isilon’s Chief Technology Officer since March 2008. Mr. Rutherford also served as our Vice President of Engineering from April 2007 to March 2008 and as our Director of Engineering from October 2005 to April 2007. Prior to joining us, from 1999 to October 2005, Mr. Rutherford served as Chief Technology Officer of Advanced Digital Information Corporation (subsequently acquired by Quantum Corporation), a supplier of automated tape systems, after its acquisition of EMASS, the tape storage division of Raytheon Corporation. From 1995 to 1998, Mr. Rutherford served as General Manager and Vice President of Software Engineering at EMASS. From 1987 to 1993, Mr. Rutherford held various positions at Cray Research, Inc. (subsequently merged with Silicon Graphics), a supercomputer manufacturer, most recently as Director of Storage Systems Development. Mr. Rutherford received a Bachelor of Science degree in computer science from the University of Minnesota.

Brett L. Helsel has served as Isilon’s Senior Vice President of Engineering since March 2008. Prior to joining us, from September 2003 to March 2008, Mr. Helsel served as Chairman and Chief Executive Officer of Lockdown Networks, Inc., a provider of network access control appliances. From 1998 to June 2003, Mr. Helsel served at F5 Networks, Inc., an application traffic management company, as Chief Technology Officer and Senior Vice President of Product Development. From 1997 to 1998, Mr. Helsel served as Vice President, Product Development at Cybersafe, Inc. From 1994 to 1997, Mr. Helsel served as Site Development Manager for Wall Data Inc. (subsequently acquired by NetManage Inc.). Mr. Helsel received Bachelor of Science degrees in geophysics and oceanography from the Florida Institute of Technology and is a graduate of the University of Washington’s Executive Management Program.

Brett G. Goodwin has served as Isilon’s Vice President of Marketing and Business Development since October 2002, after joining us in March 2002 as our Vice President of Business Development. Prior to joining us, Mr. Goodwin served in various positions from 1996 to March 2002 at RealNetworks, Inc., including Group Product Manager and most recently as General Manager of Corporate Development. From 1994 to 1996, Mr. Goodwin served as a Senior Product Marketing Manager at AT&T Wireless Services. From 1989 to 1992, Mr. Goodwin worked for Booz, Allen & Hamilton, a consulting firm, as a management consultant. Mr. Goodwin received a Bachelor of Arts degree in mathematical economics from Pomona College and a Master of Business Administration degree from the Stanford Graduate School of Business.

Gwen E. Weld has served as Isilon’s Vice President of Human Resources and Organizational Development since June 2006. Prior to joining us, Ms. Weld served in various senior human resources positions from 1985 to April 2004 at Microsoft Corporation, most recently overseeing Microsoft’s worldwide recruiting and alternative staffing as its General Manager, Staffing. Ms. Weld also served as General Manager of Microsoft HR, managing the human resources agenda for the sales, corporate marketing, human resources, finance, legal and operations groups globally. Ms. Weld also served as Director of International Business Development for CarPoint and Director of Business Strategy and Management for Interactive Services, both divisions of Microsoft. Ms. Weld studied business administration at Pace University.

Barry J. Fidelman has served as a director since May 2003. Mr. Fidelman has been a Partner of Atlas Venture, a venture capital firm, since 1988. Prior to Atlas Venture, Mr. Fidelman held senior executive positions for Data General, Apollo Computer and Alliant Computer. Mr. Fidelman also currently serves on the boards of directors of several private companies. Mr. Fidelman received a Bachelor of Science degree in electrical engineering from Massachusetts Institute of Technology and a Master of Business Administration degree from Harvard Business School.

Elliott H. Jurgensen, Jr. has served as a director since April 2006. Mr. Jurgensen retired from KPMG LLP, an accounting firm, in January 2003 after 32 years as an auditor, including 23 years as a partner. Mr. Jurgensen held a number of leadership roles with KPMG, including national partner in charge of its hospitality industry practice from 1981 to 1993, Managing Partner of the Bellevue office from 1982 to 1991 and Managing Partner of the Seattle office from 1993 to October 2002. Mr. Jurgensen currently serves on the boards of directors of BSquare Corporation, McCormick & Schmick’s Seafood Restaurants, Inc., and Varolii Corporation. Mr. Jurgensen received a Bachelor of Science degree in accounting from San Jose State University.

Gregory L. McAdoo has served as a director since July 2002. Mr. McAdoo has been a Partner of Sequoia Capital, a venture capital firm, since 2000. Prior to Sequoia Capital, Mr. McAdoo served as President and Chief Executive Officer of Sentient Networks, a circuit emulation company that was acquired by Cisco Systems, Inc. in 1999. Mr. McAdoo has more than 17 years of engineering and management experience in the networking industry and has held senior engineering and executive level management positions at Cisco Systems, Inc., Sourcecom, Micom Communications and Datability Systems. Mr. McAdoo also serves on the boards of directors of flipt, Inc. and PowerFile, Inc. Mr. McAdoo received a Bachelor of Science degree in electrical engineering from Stevens Institute of Technology.

Matthew S. McIlwain has served as a director since February 2008 and also served as a director from May 2001 to April 2007. Since June 2002, Mr. McIlwain has served as a Managing Director of Madrona Venture Group, a venture capital firm, which he joined in May 2000. Prior to joining Madrona, Mr. McIlwain served as Vice President of Business Process for Genuine Parts Company. Previously, Mr. McIlwain served as an Engagement Manager at McKinsey & Company, where he focused on strategy and marketing in technology-driven industries, and also worked in investment banking at Credit Suisse First Boston. Mr. McIlwain currently serves on the boards of directors of several private companies. Mr. McIlwain received a Bachelor of Arts degree in government and economics from Dartmouth College, a Master of Arts degree in public policy from Harvard University’s Kennedy School of Government and a Master of Business Administration degree from Harvard Business School.

James G. Richardson has served as a director since October 2006. Mr. Richardson has been with Cisco Systems, Inc. since 1990, where he began his career as the founder of Cisco’s Canadian operations. Mr. Richardson has served as Cisco’s Senior Vice President, Commercial Business since January 2006 and has held numerous other senior leadership positions at Cisco, including Vice President of North American Operations; President of EMEA and Senior Vice President; Senior Vice President of the Enterprise Line of Business and Internet Communications Software Group; and Senior Vice President, Chief Marketing Officer. Mr. Richardson received a Bachelor of Commerce degree in marketing and finance from Queen’s University in Kingston, Ontario.

William D. Ruckelshaus has served as a director since October 2004 and as Chairman of the Board of Directors since August 2006. Mr. Ruckelshaus has served in a consultative capacity to the Madrona Venture Group as a non-management strategic director since 1999. From 1988 to 1995, Mr. Ruckelshaus served as Chairman and Chief Executive Officer of Browning-Ferris Industries, and from 1995 to 1999 he served as Chairman. Mr. Ruckelshaus served as the founding Administrator of the U.S. Environmental Protection Agency in 1970 and has served as Acting Director of the Federal Bureau of Investigation and Deputy Attorney General of the U.S. Department of Justice. Mr. Ruckelshaus served as Senior Vice President for Law and Corporate Affairs for the Weyerhaeuser Company and again served as EPA Administrator in the mid-1980s before joining Perkins Coie LLP, a private law firm, where he worked as an attorney. Mr. Ruckelshaus has previously served on the boards of directors of several corporations, including Cummins Engine Company, Nordstrom and the Weyerhaeuser Company. Mr. Ruckelshaus is a member of the board of directors of World Resources Institute in Washington, D.C. and is a member of the U.S. Commission on Ocean Policy. Mr. Ruckelshaus received a Bachelor of Arts degree in politics from Princeton University and a Juris Doctorate degree from Harvard Law School.

Peter H. van Oppen has served as a director since February 2008. Mr. van Oppen most recently served as Chief Executive Officer and Chairman of the Board for Advanced Digital Information Corporation (ADIC) for twelve years, from 1994 through its acquisition by Quantum Corp. in 2006. Prior to ADIC, van Oppen served as President and Chief Executive Officer of Interpoint from 1989 until its acquisition by Crane Co. in October 1996, and has also been a managing consultant at Price Waterhouse LLP and Bain & Company. Mr. van Oppen received a Bachelor of Arts degree in political science from Whitman College and a Master of Business Administration degree from Harvard Business School, where he was a Baker Scholar.

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

FACTORS AFFECTING OUR OPERATING RESULTS,
 BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

ITEM 1A.  Risk Factors

This Annual Report on Form 10-K, or Form 10-K, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

        Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Annual Report on Form 10-K.

Risks Related to Our Restatement

Matters relating to or arising from our recent restatement and weaknesses in our internal controls, including adverse publicity and potential concerns from our customers and prospective customers, regulatory inquiries, and litigation matters, could have a material adverse effect on our business, revenues, operating results, or financial condition.

As more fully described in the explanatory note on page 3 of this Annual Report on Form 10-K, in November 2007, our Audit Committee initiated an independent investigation of certain of our sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition, and whether our internal controls relating to revenue recognition are sufficient.  Our Audit Committee conducted its investigation and review with the assistance of independent counsel and an independent forensic accounting advisor.

On April 2, 2008, we announced the completion of the investigation and filed this Annual Report on Form 10-K for the year ended December 30, 2007, which we refer to as the Form 10-K and which, includes our restated financial statements for the fiscal year ended December 31, 2006, and our restated financial information for the first and second quarters of fiscal 2007, ended April 1, 2007 and July 1, 2007, respectively.   The circumstances and findings of our Audit Committee’s investigation are more fully described in the explanatory note on page 3 of this Form 10-K.

The investigation and resulting restatement could have a material adverse effect on our relationships with customers and customer prospects, has already resulted in the initiation of securities class action litigation and derivative litigation, and could result in other civil litigation or formal or informal regulatory inquiries or litigation, any of which could have a material adverse effect on our business, revenues, operating results, or financial condition.  Under Delaware law, our bylaws, and certain indemnification agreements, we may have an obligation to indemnify certain current and former officers and directors in relation to these matters.  Such indemnification may have a material adverse effect on our business, results of operations, and financial condition to the extent insurance does not cover our costs.  The insurance carriers that provide our directors’ and officers’ liability policies may seek to rescind or deny coverage with respect to those pending investigations or actions in whole or in part, or we may not have sufficient coverage under such policies, in which case our business, results of operations, and financial condition may be materially and adversely affected.

Impact on our Business

As a result of the investigation, we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, approximately five months late.  Our non-compliance with public reporting obligations also subjected us to delisting proceedings from the NASDAQ Global Market.  We believe that our competitors have sought and will continue to seek to leverage the restatement and investigation to try and raise concerns about us in the minds of our customers and customer prospects.  Our delinquency, the restatement, resulting litigation, any regulatory inquiries, and other adverse publicity could affect our relationships with customers and customer prospects and could have a material adverse effect on our business, revenues, operating results, and financial condition and cash flows.

Litigation and Regulatory Matters

As further described in Part I, Item 3 of this Form 10-K, we and certain of our executive officers are defendants in a consolidated federal securities class action.  Although a consolidated complaint has not yet been filed, the pre-consolidation complaint alleged that defendants violated section 10(b) and 20(a) of the Exchange Act and rule 10b-5 promulgated under the Exchange Act by making false or misleading statements and claims.  In addition, on March 18, 2008, a shareholder derivative action was filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of our current and former directors and officers.  The Company was also named as a nominal defendant.  A substantially similar complaint was filed in the same court on March 24, 2008. The derivative complaints allege that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects, and by failing to properly account for certain revenues earned in our fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.

Both these matters are in preliminary stages.  We cannot predict the claims, allegations, class period, or outcome of these matters.  In addition, we cannot provide any assurances that the final outcome of the securities lawsuit or the derivative lawsuits will not have a material adverse effect on our business, results of operations, or financial condition.  We may become subject to additional litigation, regulatory inquires, including potential SEC inquiries, or other proceedings or actions arising out of our Audit Committee’s investigation and the related restatement of our historic financial statements.   Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations.  The adverse resolution of any specific lawsuit or potential regulatory action or proceeding could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition and could cause the trading price of our common stock to fall dramatically. In our Quarterly Report on Form 10-Q for the period-ended September 30, 2007, our Chief Executive Officer and Chief Financial Officer determined that our internal control over financial reporting was not effective.

Our Audit Committee's investigation of revenue recognition issues identified internal control weaknesses relating primarily to the failure to communicate complete information regarding certain sales transactions containing non-standard terms among finance, accounting, legal, sales and senior management personnel and an ineffective risk assessment process. This material weakness was remediated as of December 30, 2007. Remedying our material weakness has required substantial management time and attention and incremental expenses.  Any failure to maintain the remediation of our identified control deficiencies or any additional errors or delays in our financial reporting, whether or not resulting from a failure to remedy the deficiencies that resulted in the current restatement, would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock and our relationships with customers.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to ensure that information regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company will have been detected. As discussed in this Form 10-K, our Audit Committee and management have identified control deficiencies in the past and may identify additional deficiencies in the future.

We will continue to be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  In complying with the Act in connection with this Annual Report on Form 10-K for our year ended December 30, 2007, we have expended significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act and expect to continue to expend significant resources in maintaining this compliance.  We cannot be certain that the actions we have taken to improve our internal control over financial reporting will be sufficient or that we will be able to maintain and continue to implement and improve our processes and procedures in the future, which could cause us to be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

Risks Related to Our Business and Industry

We have a history of losses, and we may not achieve profitability in the future.

We have not been profitable in any fiscal period since we were formed. We experienced a net loss of $26.9 million in 2007 and $26.0 million in 2006. As of December 30, 2007, our accumulated deficit was $102.6 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including expenditures for additional sales and marketing and research and development personnel. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

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

     Factors that may affect our operating results include:

·	the timing and magnitude of shipments and timing of installations of our products in each quarter;

·	our ability to build and expand our direct sales operations and reseller distribution channels;

·	our ability to build sales backlogs and improve sales linearity;

·
reductions in customers’ budgets for information technology purchases, delays in their purchasing cycles or deferments of their product purchases in anticipation of new products or updates from us or our competitors;

·	the rates at which customers purchase additional storage systems from us and renew their service contracts with us;

·	the timing of recognizing revenue as a result of revenue recognition rules;

·	fluctuations in demand, sales cycles and prices for our products and services;

·	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

·	the timing of product releases, upgrades or announcements by us or our competitors;

·	any change in competitive dynamics, including new entrants or discounting of product prices;

·	our ability to control costs, including our operating expenses and the costs of the components we use in our products;

·	the possibility of seasonality of demand for our products;

·
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

·	future accounting pronouncements and changes in accounting policies; and

·	geopolitical events such as war or incidents of terrorism.

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

Historically, a significant portion of our total revenue has come from a limited number of customers in a small number of industries, particularly media and entertainment and Internet companies.  For example, our largest customer for 2007, Eastman Kodak Company, accounted for approximately 10% of our total revenue, and our two largest customers for 2006, Comcast Corporation, which purchased through one of our resellers, and Eastman Kodak Company, together accounted for approximately 25% of our total revenue. Because of concentrated purchases by certain new and existing customers, our largest customers have historically varied from quarter to quarter. As a consequence of the concentrated nature of our customers’ purchasing patterns, the proportion of our total revenue derived from a small number of customers may be even higher in any future quarter. We cannot provide any assurance that we will be able to sustain our revenue from these customers because our revenue has largely been generated in connection with these customers’ decisions to deploy large-scale storage installations and their capacity requirements may have been met. In addition, our customers, including Comcast Corporation and Eastman Kodak Company, generally buy systems on a purchase order basis and generally do not enter into long-term contracts or minimum purchase commitments. If we are unable to sustain our revenue from these customers or to replace it with revenue from new or existing customers, our growth may be limited. If economic conditions change for the industries in which our largest customers do business, or if we are unable to attract significant numbers of customers in other targeted industries, including government, oil and gas, and life sciences, our ability to maintain or grow our revenue would be adversely affected.

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

Third parties could claim that our products or technologies infringe their proprietary rights. The data storage industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We expect that infringement claims may further increase as the number of products and competitors in our sector increases. Although we have not to date been involved in any litigation related to intellectual property, we received a letter on July 31, 2006, from counsel to SeaChange International, Inc. suggesting that our products may be infringing certain SeaChange patents.  Since that time we have exchanged some correspondence with SeaChange’s legal counsel, the latest of which was our letter of August 31, 2007, which pointed out that there appears to be no reasonable basis for SeaChange to claim that Isilon infringes any of the SeaChange patents.  We have received no further correspondence from SeaChange. If we are unable to reach an amicable resolution of this dispute, it is possible that litigation with SeaChange may result. The outcome of any litigation is inherently unpredictable, and accordingly, we cannot assure you that, in the future, a court would not find that our products infringed these patents. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.

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

The timing of our revenue is difficult to predict. Our sales efforts involve building and expanding our direct sales operations and reseller distribution channels, improving our ability to build sales backlogs and improve sales linearity, and educating our customers about the use and benefits of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that in the past has resulted in a lengthy sales cycle, in some cases more than 12 months. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative processing and other delays. If we do not realize expected sales from a specific customer for a particular quarter in that quarter or at all, our business, operating results and financial condition could be harmed.

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

Our industry has a history of declining storage hardware prices as measured on a cost per gigabyte of storage capacity basis. In order to maintain or increase our gross margins, we will need to continue to create valuable software that is included with our clustered storage systems and/or sold as separate standalone software applications. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to help increase our overall gross margin. If we are unable to successfully develop or acquire, and then market and sell, additional software functionality, such as our SmartConnect, SnapshotIQ, Migration IQ, SmartQuotas and SyncIQ software applications,  our ability to maintain or increase our high-margin revenue and gross margin will be adversely affected.

We currently rely on a single contract manufacturer to assemble our products, and our failure to forecast demand for our products accurately or manage our relationship with our contract manufacturer successfully could negatively impact our ability to sell our products.

We currently rely on a single contract manufacturer. On December 7, 2007, we provided notice to our initial contract manufacturer, Sanmina-SCI Corporation, of our intent to terminate for convenience the Manufacturing Services Agreement we entered into on February 17, 2006.  In an agreement dated August 30, 2007, we established a contract manufacturing relationship with Solectron Corporation, subsequently acquired by Flextronics International Ltd.  This agreement provides current terms and operating conditions while we are continuing to negotiate a master services agreement.  Since that time, we have utilized Flextronics to manufacture and assemble our products, procure components for our systems and help manage our supply chain, perform testing and manage delivery of our products.   Our reliance on Flextronics reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationship with Flextronics effectively, or if Flextronics experiences delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we and Flextronics are unable to negotiate with suppliers for reduced component costs, our operating results would be harmed.  If we are unable to finalize the master services agreement or are otherwise required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. We provide forecasts to Flextronics regarding product demand and production levels. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results.

We intend to introduce new products and product enhancements, which could require us to achieve volume production rapidly by coordinating with Flextronics and component suppliers. We may need to increase our component purchases, contract manufacturing capacity, and internal test and quality functions if we experience increased demand. The inability of Flextronics to provide us with adequate supplies of high-quality products, or an inability to obtain adequate quantities of components, could cause a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected.

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

We rely on a limited number of suppliers for several key components utilized in the assembly of our products. We purchase several of our required components, such as chassis and disk drives, from a single supplier. This reliance on a limited number of suppliers involves several risks, including:

·	supplier capacity constraints;

·	price increases;

·	timely delivery; and

·	component quality.

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

We maintain relatively low inventory and acquire components only as needed, and neither we nor our contract manufacturer enter into long-term supply contracts for these components. As a result, our ability to respond to customer orders efficiently may be constrained by the then-current availability or terms and pricing of these components. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. For example, disk drives can represent a significant portion of our cost of revenue, and both the price and availability of various kinds of disk drives are subject to substantial volatility in the spot market. In the past, we have encountered situations where we paid higher prices than we had anticipated for disk drives or had to use a larger-size drive as a replacement. Likewise, in the past, the industry experienced a shortage of selected memory chips, which caused some of our motherboard suppliers to reduce or suspend shipments to us. This delayed our ability to ship selected configurations to some of our customers, and in some cases accelerated a transition by us to other components. In addition, new generations of disk drives are often in short supply and are subject to industry allocations that may limit our ability to procure these disk drives. Many of the other components required to build our systems are occasionally in short supply and subject to industry allocations. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business, operating results and financial condition.

If we lose key personnel, if key personnel are distracted or if we are unable to attract and retain highly-qualified personnel on a cost-effective basis, it would be more difficult for us to manage our existing business operations and to identify and pursue new growth opportunities.

Our future performance depends on the continued service of our key technical, sales, services, and management personnel. We rely on our executive officers and senior management to manage our existing business operations and to identify and pursue new growth opportunities. The loss of key employees could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming, cause additional disruptions to our business or be unsuccessful.   The loss of the services of key executives for any reason could adversely affect our business, operating results and financial condition.

Our future success also depends on our continued ability to attract and retain highly-qualified technical, sales, services, and management personnel. In particular, our ability to enhance and maintain our technology requires talented software development engineers with specialized skills in areas such as distributed computing, file systems and operating systems. If we are not able to recruit and retain these engineers, the quality and speed with which our products are developed would likely be seriously compromised, and our reputation and business would suffer as a result. Competition for these and the other personnel we require, particularly in the Seattle metropolitan area, is intense, and we may fail to retain our key technical, sales, services and management employees or to attract or retain other highly-qualified technical, sales, services, and management personnel in the future.

Our ability to sell our products is highly dependent on the quality of our customer service offerings, and our failure to offer high-quality customer service offerings would have a material adverse effect on our ability to market and sell our products and services.

After our products are deployed within our customers’ networks, our customers depend on our services organization to resolve issues relating to our products. High-quality customer support services are critical for the successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers to resolve post-deployment issues quickly, and provide ongoing support, it would adversely affect our ability to sell our products to existing customers and could harm our prospects with potential customers. In addition, as we expand our operations internationally, our customer services organization will face additional challenges, including those associated with delivering services, training and documentation in languages other than English. As a result, our failure to maintain high-quality customer support services could have a material adverse effect on our business, operating results and financial condition.

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

Our international sales and operations subject us to additional risks that may adversely affect our international operations and reduce our international sales.

We derived approximately 27% and 24% of our total revenue from customers outside the United States in 2007 and 2006, respectively. We have sales and technical support personnel in several countries worldwide. We expect to continue to add personnel in additional countries.  Our various international operations subject us to a variety of risks, including:

·	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

·	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

·	the challenge of managing development teams in geographically disparate locations;

·	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in various foreign markets;

·	increased exposure to foreign currency exchange rate risk;

·	reduced protection for intellectual property rights in some countries ; and

·	political and economic instability.

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

Our success is dependent in part on obtaining, maintaining and enforcing our patent and other proprietary rights. We rely on trade secret, patent, copyright and trademark laws, and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent this misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. To date, we have obtained one issued United States patent and this patent, as well as any additional patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as a result, our competitors may be able to develop technologies similar or superior to ours.

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

A change in accounting standards or practices can have a significant effect on our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, as a result of SFAS 123(R), our results of operations in 2006 and 2007 reflect expenses that are not reflected in prior periods, making it more difficult for investors to evaluate our 2006 and 2007 results of operations relative to prior periods.

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

Risks Related to Ownership of Our Common Stock

The trading price of our common stock is likely to be volatile.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in December 2006 through March 20, 2008, our stock price has fluctuated from a high of $28.50 to a low of $4.51. Factors affecting the trading price of our common stock, some of which are outside our control, include:

·	variations in our operating results or those of our competitors;

·	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

·	the gain or loss of significant customers;

·	the level of sales in a particular quarter;

·	lawsuits threatened or filed against us;

·	the recruitment or departure of key personnel;

·	changes in the estimates of our operating results or changes in recommendations by any securities analysts who elect to follow our common stock;

·	market conditions in our industry, the industries of our customers and the economy as a whole; and

·	the adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

We completed our initial public offering in December 2006, and the contractual lock-up applicable to our equity holders at the time of our initial public offering expired in June 2007.  As a result, additional shares of our common stock have become eligible for sale in the public market, including shares held by directors, executive officers and other affiliates.  In addition, outstanding warrants and options to purchase shares of our common stock under our 2001 Stock Plan, 2006 Equity Incentive Plan or 2006 Employee Stock Purchase Plan, as well as additional shares reserved for issuance under our 2006 Equity Incentive Plan have become, and will continue to become, eligible for sale in the public market subject to certain legal and contractual limitations. If a significant portion of these shares are sold, or if it is perceived that they will continue to be sold, the trading price of our common stock could decline substantially.

Insiders continue to have substantial control over us and will be able to influence corporate matters.

As of December 30, 2007, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 48.5% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

·	establish a classified board of directors so that not all members of our board are elected at one time;

·	provide that directors may only be removed “for cause;”

·	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

·	eliminate the ability of our stockholders to call special meetings of stockholders;

·	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders;

·	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

·	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

ITEM 2.  Properties

Our principal administrative, sales, marketing, customer support and research and development facility is located at our headquarters in Seattle, Washington. We currently lease approximately 66,000 square feet of office space in the Seattle facility and an additional approximately 21,000 square feet of lab space in the same building under a lease expiring on June 30, 2014. We also lease space in various locations throughout the United States and in multiple locations worldwide, primarily for sales and services personnel. We believe that our current facilities are adequate to meet our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.  Legal Proceedings

On November 1, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under, as well as under Sections 11 and 15 of the Securities Act of 1933. Substantially similar complaints were filed in the same court on December 12, 2007 and December 17, 2007. These cases, which were subsequently consolidated, purport to be brought on behalf of a class of purchasers and acquirers of our stock during the period December 16, 2006 to October 3, 2007. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing a false and misleading registration statement and prospectus in connection with our December 16, 2006 initial public offering, and by thereafter publicly misrepresenting our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys' fees and costs, and injunctive relief. Plaintiffs have until April 18, 2008 to file a consolidated amended complaint.

In addition, on March 18, 2008, a shareholder derivative action was filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Isilon, against certain of our current and former directors and officers.  Isilon was named as a nominal defendant.  The derivative complaint alleges that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects, and by failing to properly account for certain revenues earned in our fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  A substantially similar complaint was filed in the same court on March 24, 2008.  The revenues referenced in the complaints were the subject of our February 29, 2008 announcement that it would restate its financial statements for those periods.  The complaint seeks unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature they do not seek monetary damages from the Company.  However, we may be required throughout the course of the action to advance the legal fees and costs incurred by the individual defendants.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our shareholders during the fourth quarter of 2007.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “ISLN.” On December 14, 2006, a registration statement on Form S-1 was declared effective for our initial public offering. The following table sets forth the high and low selling prices of our common stock for the period December 15, 2006 through December 30, 2007, as reported by The Nasdaq Global Market.

	High	Low

Year ended December 31, 2006:
Fourth quarter	$28.50	$23.00
Year ended December 30, 2007:
First quarter	$27.87	$16.14
Second quarter	18.94	11.48
Third quarter	16.98	7.56
Fourth quarter	7.95	4.55

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future.

Holders

    As of March 17, 2008, there were approximately 176 stockholders of record, which does not reflect the persons or entities whose shares are held in nominee or “street” name through various banks and brokerage firms.

Equity Compensation Plan

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans. Such information is incorporated by reference from our proxy statement.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Computer Index from December 15, 2006, the date of our initial public offering, through December 28, 2007, the last trading day of our 2007 fiscal year.  Both indices include our common stock.

 The graph reflects an investment of $100 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, on December 15, 2006, and the reinvestment of dividends, if any.  The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

 Comparison of 13 Month Cumulative Total Return
 Among Isilon Systems, the NASDAQ Composite Index and the NASDAQ Computer Index

	12/15/06	12/29/06	3/30/07	6/29/07	9/28/07	12/28/07
Isilon Systems, Inc.	$100.00	$118.48	$70.00	$66.75	$33.33	$21.65
NASDAQ Composite	$100.00	$98.29	$98.55	$105.94	$109.94	$108.84
NASDAQ Computer	$100.00	$97.66	$97.07	$106.91	$112.61	$126.26

Note: This graph shall not be deemed "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934 (the "Exchange Act") or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

Recent Sales of Unregistered Securities

During the quarter ended December 30, 2007, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Use of Proceeds from Public Offering of Common Stock

On December 14, 2006, our registration statement (No. 333-137078) on Form S-1 was declared effective for our initial public offering, pursuant to which we sold 8,940,717 shares of common stock and certain selling stockholders sold 661,783 shares, including the underwriters’ over-allotment, at $13.00 per share. The offering closed on December 20, 2006, and, as a result, we received net proceeds of approximately $105.7 million (after underwriters’ discounts of $8.1 million and additional offering-related costs of approximately $2.4 million). The managing underwriters were Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

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

Issuer Purchases of Equity Securities

We did not make any purchases of our outstanding common stock during the three months ended December 30, 2007.

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

	Year Ended
	December 30,	December 31,	January 1,	January 2,	December 31,
	2007	2006	2006	2005	2003
		Restated(3)
(In thousands)

Consolidated Statements of Operations Data:
Total revenue	$88,998	$61,206	$21,083	$7,653	$1,293
Total cost of revenue(1)	42,736	28,808	11,575	4,163	861

Gross profit	46,262	32,398	9,508	3,490	432

Operating expenses:
Research and development(1)	19,903	16,524	12,478	7,446	4,410
Sales and marketing(1)	42,595	24,390	12,377	6,305	2,742
General and administrative(1)	14,945	7,411	3,681	2,300	1,647

Total operating expenses	77,443	48,325	28,536	16,051	8,799

Loss from operations	(31,181)	(15,927)	(19,028)	(12,561)	(8,367)
Total other income (expense), net(2)	4,470	(9,952)	(68)	18	103

Loss before income tax expense and cumulative effect of change in accounting principle	(26,711)	(25,879)	(19,096)	(12,543)	(8,264)
Income tax expense	(221)	(109)	—	—	—

Loss before cumulative effect of change in accounting principle	(26,932)	(25,988)	(19,096)	(12,543)	(8,264)
Cumulative effect of change in accounting principle(2)	—	—	(89)	—	—

Net loss	$(26,932)	$(25,988)	$(19,185)	$(12,543)	$(8,264)

Net loss per common share, basic and diluted	$(0.44)	$(3.09)	$(3.95)	$(3.61)	$(3.30)

Shares used in computing basic and diluted net loss per common share	61,514	8,423	4,852	3,474	2,502

(1) Includes stock-based compensation expense* as follows:
Cost of revenue	$149	$24	$—	$—	$—
Research and development	702	160	—	—	—
Sales and marketing	1,601	198	—	—	—
General and administrative	1,526	258	5	4	2

*	Note: On January 2, 2006, we adopted SFAS 123(R), Share-Based Payment.

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

(3)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

	As of
	December 30,	December 31,	January 1,	January 2,	December 31,
	2007	2006	2006	2005	2003
		Restated(1)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$85,861	$99,899	$12,656	$8,618	$5,203
Working capital	87,251	108,519	7,332	7,204	4,569
Total assets	131,538	136,734	28,241	17,550	7,209
Preferred stock warrant liability	—	—	367	—	—
Current and long-term notes payable and capital lease obligations	—	—	7,543	1,474	238
Convertible preferred stock	—	—	59,549	39,736	23,253
Common stock and additional paid-in capital	191,255	185,948	324	158	27
Total stockholders’ equity (deficit)	88,589	110,207	(49,375)	(30,327)	(17,914)
`

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” Part I, Item 1. “Business,” and Part II, Item 6. “Selected Financial Data,” of this Annual Report on Form 10-K. We report financial results on a fiscal year of 52 or 53 weeks ending on the Sunday closest to December 31 of that year. For ease of reference within this section, 2007 refers to the fiscal year ended December 30, 2007, 2006 refers to the fiscal year ended December 31, 2006, and 2005 refers to the fiscal year ended January 1, 2006.

Restatement of Previously Issued Consolidated Financial Statements

On February 29, 2008, we announced that our Board of Directors, based upon the recommendation of the Audit Committee, determined that we should restate our financial statements for the fiscal year ended December 31, 2006, and for the first and second quarters of fiscal 2007 ended, April 1, 2007 and July 1, 2007, respectively, as a result of errors in the financial statements.  As announced on November 8, 2007, our Audit Committee, assisted by independent forensic accountants and legal advisors, has been conducting an independent investigation of certain of our sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition, and whether our internal controls relating to revenue recognition are sufficient.

Summary of the Restatement Adjustments

As a result of the Audit Committee’s review, we identified errors in our previous recognition of revenue.  For fiscal 2006, as shown in the table below, restated revenues are $61.2 million compared to previously reported revenues of $62.3 million and net loss per share increased to $3.09 from $3.02. The restatement adjustments did not affect our previously reported cash, cash equivalents, or short-term investment balances in any of the periods being restated. See Note 3 to the notes to the consolidated financial statements for more information.

	Year Ended
	December 31, 2006
	As previously reported	Adjustments	As restated
Statement of Operations	(in thousands, except per share data)
Total revenue	$62,279	$(1,073)	$61,206
Total cost of revenue	29,331	(523)	28,808
Total operating expenses	48,325	—	48,325
Loss from operations	(15,377)	(550)	(15,927)
Net loss	(25,438)	(550)	(25,988)
Net loss per common share, basic and diluted	$(3.02)	$(0.07)	$(3.09)

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

We are headquartered in Seattle, Washington. Our personnel and operations are also located in Australia, Canada, China, France, Germany, Japan, Korea, the United Kingdom and throughout the United States. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

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

Gross Margin. Our goal is to grow our gross margin to increase the profitability of our business. Some of the key factors affecting our gross margin are average sales prices of our systems, the revenue attributable to software applications as a percentage of total revenue, the rate at which our customers adopt our higher margin products, the timing of component cost reductions through product redesign, the timing of supplier cost reductions, the ability to manage inventory levels, the ability to control costs associated with servicing our customers, and overall market conditions. We consider our ability to monitor and manage these factors to be a key aspect of attaining and expanding our profitability.

Operating Cash Flows. We closely monitor operating cash flows as a measure of our business performance. Some of the key factors affecting operating cash flows are our ability to generate net income and manage working capital. Increasing inventory turns and reducing days sales outstanding in accounts receivable are both contributors to improving working capital. Our goal is to maximize cash flows while continuing to invest in our business. Our close tracking of operating cash flows allows us to better manage the cash needs of our business.

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

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management estimates and judgments about matters that are uncertain:

·	revenue recognition;

·	allowance for doubtful accounts;

·	stock-based compensation;

·	estimation of fair value of warrants to purchase convertible preferred stock;

·	inventory valuation; and

·	accounting for income taxes.

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

Allowance for Doubtful Accounts

We review our allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific age and amount, and all other balances on a pooled basis based on historical collection experience and economic risk assessment. Accordingly, the amount of this allowance will fluctuate based upon changes in revenue levels, collection of specific balances in accounts receivable and estimated changes in customer credit quality or likelihood of collection. Our allowance for doubtful accounts was $324,000 and $501,000 as of December 30, 2007 and December 31, 2006, respectively.

Stock-Based Compensation

Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment , or SFAS 123(R), using the prospective transition method, which requires us to apply the provisions of SFAS No. 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under this transition method, our stock-based compensation expense recognized beginning January 2, 2006 is based on the grant date fair value of stock option awards we grant or modify after January 1, 2006. We recognize this expense on a straight-line basis over the optionees’ requisite service periods. We estimate the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant for options granted prior to our initial public offering in December 2006 and the expected volatility of the stock over the expected term of the related grants.

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

We determined that it was not practicable to calculate the expected volatility of our share price since our securities have been publicly traded for a limited period of time, we have limited information on our own past volatility, and we are a high-growth technology company whose future operating results are not comparable to prior operating results. Therefore, we estimated our expected volatility based on reported market value data for a group of publicly traded companies, which we selected from market indices that we believed would be indicators of its future stock price volatility, after consideration of their size, stage of lifecycle, profitability, growth, risk and return on investment. We used the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term that we estimated.

In 2007, we recorded non-cash stock-based compensation expense of $4.0 million in accordance with SFAS 123(R) based on the related options having an expected term of approximately four years. In future periods, stock-based compensation expense is expected to increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated, we may be required to record adjustments to stock-based compensation expense in future periods. As of December 30, 2007, our total unrecognized compensation expense related to stock-based awards granted in accordance with SFAS 123(R) since January 2, 2006 was $19.9 million.

We account for stock-based compensation arrangements with non-employees in accordance with FASB Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18, using a fair value approach. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes option valuation model. This model utilizes the estimated fair value of our common stock, the contractual term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. Stock-based compensation expense during 2007 relating to awards to non-employees was $56,000. As of December 30, 2007, our total unrecognized compensation expense related to stock-based awards granted in accordance with EITF 96-18 was $41,000.

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

Inventory Valuation

Inventories primarily consist of finished systems and are stated at the lower of cost, on the average cost method, which approximates first-in, first-out, or FIFO, or market value. A large portion of our inventory also relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. The number of evaluation units has increased due to our overall growth and an increase in our customer base. Inventory valuation reserves are established to reduce the carrying amounts of our inventories to their net estimated realizable values. Inventory valuation reserves are based on historical usage, expected demand and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation reserves are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory valuation reserves could be required and would be reflected in cost of product revenue in the period in which the reserves are taken. Inventory valuation reserves were $934,000 and $1.1 million as of December 30, 2007 and December 31, 2006, respectively.

Accounting for Income Taxes

At December 30, 2007, we had $73.7 million of net operating loss carryforwards available to offset future taxable income for federal and state purposes. These net operating loss carryforwards expire for federal purposes from 2021 to 2026. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 30, 2007, we had gross deferred tax assets of $33.8 million, which were primarily related to federal and state net operating loss carryforwards and research and development expenses capitalized for tax purposes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance. Due to the uncertainty of our future profitability, we have recorded a valuation allowance equal to the $33.8 million of gross deferred tax assets as of December 30, 2007. Accordingly, we have not recorded an income tax benefit in our statement of operations for any of the periods presented. If we determine in the future that these deferred tax assets are more-likely-than-not to be realized, a release of all or a portion of the related valuation allowance would increase income in the period in which that determination is made.

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

Our total revenue has grown from $21.1 million in 2005, to $61.2 million in 2006 and to $89.0 million in 2007. This growth has been driven primarily by an increase in sales of our Isilon IQ product family to new customers, resulting in an increase in the size of our customer base. Our customer base increased by 230% from January 2, 2005 to January 1, 2006, by 151% from January 1, 2006 to December 31, 2006, and by 87% from January 1, 2007 to December 30, 2007. We expect our customer base to increase in size over time if we are successful in increasing market penetration in target industries and expanding our distribution channels within the United States. In addition, if we are successful in expanding our international distribution channels, we expect that revenue from customers located outside the United States will increase as a percentage of our total revenue.

A majority of our customers that buy our storage systems later add to their storage cluster.  Over the past three years, the average size of repeat orders has been at least as large as the average size of initial orders in the same period.  Overall average order size increased by 26% from 2004 to 2005 and 14% from 2005 to 2006.  Overall average order size decreased 2% from 2006 to 2007 mainly due to increased diversification of customers and product mix, specifically a greater number of new customers purchasing our entry level IQ 200 system.

The growth in our revenue has also been driven by new product introductions. We introduced five new products in 2005, 2006 and 2007. These new products offer new features and functionality that allow us to market to a broader array of customers. Revenue from our new customers as a percentage of total revenue was 42% and 31% in 2007 and 2006, respectively. Reorder revenue from our existing customers as a percentage of total revenue was 58% and 69% in 2007 and 2006, respectively.

A key aspect of our business strategy is the development and sale of new complementary software applications. We began marketing two of our three software applications, SmartConnect and SnapshotIQ, in the later part of 2006 and added two new software applications, SmartQuotas and Migration IQ in 2007. To date, sales of software applications have constituted less than 10% of total revenue. With the introduction of these and future new software applications, we anticipate that revenue from software applications will represent a growing percentage of total revenue.

Additionally, we sell support services to our customers. The percentage of our total revenue derived from support services was 11% in 2005, 13% in 2006, and 16% in 2007. We anticipate that support services will continue to be purchased by new and existing customers and that services revenue will range over time to between 15% and 20% of our total revenue.

We sell our products and services directly through our field sales force and indirectly through channel partners such as value-added resellers and distributors. Total revenue through channel partners increased from 27% in 2005 to 44% in 2006 and 55% in 2007.

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
		Restated(1)
	(Dollars in thousands)
Revenue by type:
Product	$74,434	$53,137	$18,709
Services	14,564	8,069	2,374
Total revenue	$88,998	$61,206	$21,083

% revenue by type:
Product	84%	87%	89%
Services	16	13	11
Total	100%	100%	100%

Revenue by geography:
Domestic	$64,936	$46,465	$17,559
International	24,062	14,741	3,524
Total revenue	$88,998	$61,206	$21,083

% revenue by geography:
Domestic	73%	76%	83%
International	27	24	17
Total	100%	100%	100%

Revenue by sales channel:
Direct	$40,464	$34,431	$15,464
Indirect	48,534	26,775	5,619
Total revenue	$88,998	$61,206	$21,083

% revenue by sales channel:
Direct	45%	56%	73%
Indirect	55	44	27
Total	100%	100%	100%

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

Cost of Revenue and Gross Margin.  Cost of product revenue consists primarily of amounts paid to our contract manufacturer in connection with the procurement of hardware components and assembly of those components into our systems, costs of shipping and logistics, and valuation reserves taken for excess and obsolete inventory. The components that are used in the assembly of our products include disk drives, memory chips and CPUs. Our contract manufacturer does not enter into long-term contracts for any of these components; thus, prices for these components are subject to fluctuations in the spot market, which can cause our cost of product revenue to fluctuate. Cost of services revenue is primarily comprised of salaries and employee benefits and third-party costs in providing technical and logistical support.

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

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
		Restated(1)
	(Dollars in thousands)
Revenue:
Product	$74,434	$53,137	$18,709
Services	14,564	8,069	2,374
Total revenue	$88,998	$61,206	$21,083

Cost of revenue:
Product	$33,761	$25,186	$10,388
Services	8,975	3,622	1,187
Total cost of revenue	$42,736	$28,808	$11,575

Gross margin:
Product	55%	53%	44%
Services	38%	55%	50%
Total gross margin	52%	53%	45%

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

Research and Development Expenses.  Research and development expenses primarily include personnel costs, prototype expenses, facilities expenses and depreciation of equipment used in research and development. In addition to our United States development teams, we used an offshore development team from a third-party contract engineering provider in Moscow, Russia. Research and development expenses are recorded when incurred. We are devoting substantial resources to the development of additional functionality for existing products and the development of new systems and software products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining and improving our competitive position. Accordingly, we expect research and development expenses to continue to increase in total dollars and as a percent of revenue in the near term, although we expect these expenses to decrease as a percentage of total revenue over the next several years.

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(Dollars in thousands)
Research and development expenses	19,903	$16,524	$12,478
Percent of total revenue	22%	27%	59%

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

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(Dollars in thousands)

Sales and marketing expenses	$42,595	$24,390	$12,377
Percent of total revenue	48%	40%	59%

General and Administrative Expenses.  General and administrative expenses primarily include personnel costs, bad debt expense, facilities expenses related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services such as legal, accounting, compliance and information systems. Since the initial public offering, we have incurred and will continue to incur significant additional accounting and compliance costs as well as additional insurance, investor relations and other costs associated with being a public company. Also included in general and administrative expenses are legal costs to defend ourselves against lawsuits as well as costs associated with our Audit Committee investigation. We expect general and administrative expenses to continue to increase in total dollars although we expect these expenses to decrease as a percentage of total revenue over the next several years and to potentially increase as a percentage of revenue in early 2008 through the end of our Audit Committee investigation and financial statement restatement process.

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(Dollars in thousands)
General and administrative expenses	$14,945	$7,411	$3,681
Percent of total revenue	17%	12%	17%

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

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(In thousands)

Interest income and other	$4,470	$230	$314
Interest expense	—	(1,751)	(330)
Warrant revaluation expense	—	(8,431)	(52)
Other income (expense), net	$4,470	$(9,952)	$(68)

Fiscal 2007 Compared With Fiscal 2006(restated)

Revenue.  Total revenue was $89.0 million in 2007 compared to $61.2 million in 2006, an increase of 45%. Revenue increased in 2007, primarily due the expansion of our customer base, an increase in repeat orders and the number of product offerings available to our customers offset by a decrease in average order sizes. Our customer base grew 87% from 2007 to 2006 and the number of new customers added in 2007 was 320, representing a 44% increase over the number of new customers added in the comparable period in the prior year.  This increase was primarily due to better penetration in our target markets, our expanded sales force and traction in international markets. In 2007, reorders from existing customers represented approximately 58% of total revenue, compared to 69% in 2006. The average initial order size increased 6% from 2007 to 2006, while the average reorder size decreased by 10% in the same comparative period. The decrease in overall average order size of  2% year-over-year is attributable to increased diversification of customers and product mix, specifically a greater number of new customers purchasing our entry level IQ 200 system.

In 2007, Eastman Kodak Company was our only customer with revenues greater than 10% accounting for 10% of our total revenue. In 2006, Comcast Corporation, which purchased through one of our resellers, accounted for 15% of our total revenue and Eastman Kodak Company accounted for 10% of our total revenue.

In 2007, we derived 55% of our total revenue from indirect channels compared to 44% in 2006. This increase in indirect channel revenue was due to the growing market for our products and our increased focus on expanding our indirect channel sales by hiring dedicated sales managers and expanding our group of value-added resellers. Computer Design and Integration LLC, the reseller that sold to Comcast, is the only reseller that accounted for more than 10% of our total revenue in 2006 . We generated 27% of our total revenue in 2007 from international locations, compared to 24% in 2006. We plan to continue to expand into international locations and introduce our products in new markets directly and indirectly through channel partners.

Services revenue increased $6.5 million, or 80%, to $14.6 million in 2007 from $8.1 million in 2006. The increase in services revenue was a result of increased product sales and first-year technical support sales combined with the renewal of service contracts by existing customers. As our installed customer base grows and since substantially all of our customers continue to renew their service contracts, we expect services revenues to continue to grow.

Gross Margin.  Gross margin decreased 100 basis points to 52% in 2007 from 53% in 2006. Gross margin for product revenue increased 200 basis points to 55% in 2007 from 53% in 2006. The increase in product revenue gross margin was primarily due to customer adoption of our new generation of products released in 2007 and 2006, which have more favorable gross margins as a result of reduced product component costs and an increase in software sales. Some of our new generation products were designed, among other things, to deliver a higher amount of storage capacity within each node. This higher capacity has resulted in increased gross margins even as price per megabyte of storage charged to our customers has decreased. Since the latter part of 2006, we released four new software applications, SnapshotIQ, SmartConnect, Migration IQ and SmartQuotas, which carry a higher gross margin than our margin on our overall product revenue. During 2007, more than 50% of our new customers purchased one or more of our five software applications.  The growth in product margins was offset by reserves for adverse purchase commitments and increased servicing costs for our pool of evaluation inventory.

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

Gross margin for services revenue decreased 17 percentage points to 38% in 2007 from 55% in 2006. Services revenue includes support services for both our software and our hardware products. Software support provides customers with software updates, maintenance releases and patches, which have minimal costs. Hardware support includes Internet access to our technical knowledge database and to technical support personnel, and third-party costs in providing technical support. During 2007, we continued to make investments in our customer service and support structure, including hiring new personnel, expanding our service organization geographically to enhance the reliability and responsiveness for our customers. As a result, gross margin for services revenue for the year ended 2007 decreased from the comparable period in the prior year.

Research and Development Expenses.  Research and development expenses increased $3.4 million, or 20%, to $19.9 million in 2007 from $16.5 million in 2006. Research and development employees increased to 103 at December 30, 2007 from 98 at December 31, 2006. The increase in expenses year over year was primarily due to an increase in salaries and benefits, professional services, and stock-based compensation expense. Stock-based compensation expense related to research and development increased to $702,000 in 2007 from $160,000 in 2006. As a percent of 2007 revenue, research and development expense fell to 22% from 27% in 2006.

Sales and Marketing Expenses.  Sales and marketing expenses increased $18.2 million, or 75%, to $42.6 million in 2007 from $24.4 million in 2006. Sales and marketing employees increased to 141 at December 30, 2007 from 101 at December 31, 2006. The year over year increase in sales and marketing expenses was primarily due to an increase in headcount-related costs, trade shows, marketing programs, travel expenses, sales commissions, and stock-based compensation expense. Stock-based compensation expense included in sales and marketing expenses was $1.6 million in 2007 compared with $198,000 in 2006. As a percent of 2007 revenue, sales and marketing expense increased to 48% from 40% in 2006.

General and Administrative Expenses.  General and administrative expenses increased $7.5 million, or 102%, to $14.9 million in 2007 from $7.4 million in 2006. General and administrative employees increased to 44 at December 30, 2007 from 40 at December 31, 2006. The increase year over year was primarily due to an increase in salaries and benefits, professional service fees, insurance, bad debt expense, stock-based compensation expense, facilities and depreciation expenses. Included in general and administrative expenses are $1.5 million in professional service fees associated with our Audit Committee investigation. Also, the additional personnel and professional services fees were primarily the result of our ongoing efforts to build the legal, financial, human resources and information technology functions required of a public company, including costs to comply with the Sarbanes-Oxley Act of 2002. Stock-based compensation expense included in general and administrative expenses increased to $1.5 million in 2007 from $258,000 in 2006. As a percent of 2006 revenue, general and administrative expense increased to 17% from 12% in 2006.

Other Income (Expense), Net.  Other income (expense), net increased $14.4 million to $4.5 million in income in 2007 from $10.0 million in expense in 2006.  The increase was due to an increase in our interest income of $4.2 million related to our higher average cash, cash equivalents and marketable securities balances during 2007 from the comparable period in the prior year and a reduction in interest expense and warrant revaluation expense of $1.8 million and $8.4 million, respectively, in 2007. The higher average cash, cash equivalents and marketable securities balance during the year ended 2007 resulted from the proceeds received from our initial public offering in December 2006.

Fiscal 2006(restated) Compared With Fiscal 2005

Revenue.  Total revenue was $61.2 million in 2006 compared with $21.1 million in 2005, an increase of 190%. Revenue increased in 2006, primarily due the expansion of our customer base, an increase in average deal size, an increase in repeat orders and the number of product offerings available to our customers. Our customer base grew 151% from 2005 to 2006, primarily due to better penetration in our target markets, our expanded sales force and traction in international markets. In 2006, reorders from existing customers represented approximately 69% of total revenue, compared with 39% in 2005. The average initial order size increased by 19% in 2006 from 2005 and the average reorder size increased by 10% in the same comparative period. The increases in reorders and average order size are attributable to greater acceptance of our existing products and the introduction of new product offerings.

In 2006, Comcast Corporation, which purchased through one of our resellers, accounted for 15% of our total revenue and Eastman Kodak Company accounted for 10% of our total revenue. In 2005, Eastman Kodak Company accounted for 20% of our total revenue. Both of these customers buy our products on a purchase order basis, and neither has a long-term contract or minimum sales commitment.

In 2006, we derived 44% of our total revenue from indirect channels compared with 27% in 2005. This increase in indirect channel revenue was due to the growing market for our products and our increased focus on expanding our indirect channel sales by hiring dedicated sales managers and expanding our group of value-added resellers. Computer Design and Integration LLC, the reseller that sold to Comcast, is the only reseller that accounted for more than 10% of our total revenue in both 2006 and 2005. We generated 24% of our total revenue in 2006 from international locations, compared with 17% in 2005. We plan to continue to expand into international locations and introduce our products in new markets directly and indirectly through channel partners.

Services revenue increased $5.7 million, or 240%, to $8.1 million in 2006 from $2.4 million in 2005. The increase in services revenue was a result of increased product sales and first-year technical support sales combined with the renewal of service contracts by existing customers. As our installed customer base grows and since substantially all of our customers continue to renew their service contracts, we expect our proportion of services revenue to continue to increase as a percentage of total revenue from its 13% level in 2006.

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

Sales and Marketing Expenses.  Sales and marketing expenses increased $12.0 million, or 97%, to $24.4 million in the 2006 from $12.4 million in 2005. Sales and marketing employees increased to 101 at December 31, 2006 from 74 at January 1, 2006. The year over year increase in sales and marketing expenses was primarily due to an increase in headcount-related costs, trade shows, marketing programs, travel expenses and sales commissions. Stock-based compensation expense included in sales and marketing expenses was $198,000 in 2006 compared with none in 2005. As a percent of 2006 revenue, sales and marketing expense fell to 40% from 59% in 2005.

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

Liquidity and Capital Resources

As of December 30, 2007, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $85.9 million and net accounts receivable of $20.2 million. Our cash, cash equivalents, and marketable securities balances were substantially generated from our initial public offering in December 2006 in which we received net proceeds of approximately $105.7 million (after underwriters’ discounts of $8.1 million and additional offering related costs of approximately $2.4 million). Our primary sources of cash historically have been proceeds from the issuance of convertible preferred stock, customer payments for our products and services and proceeds from the issuance of notes payable. From the beginning of 2001 through December 31, 2006, we issued convertible preferred stock with aggregate net proceeds of $69.5 million and notes payable with aggregate proceeds of $70.4 million. The proceeds from the notes payable have been used to fund our losses from operations and capital expenditures. Although our credit facilities remain available, we anticipate that we will not have a need to fund operations through additional borrowings in the near term. In 2006, we repaid our remaining notes payable and we currently have no debt outstanding.

Our principal uses of cash historically have consisted of payroll and other operating expenses, repayments of borrowings and purchases of property and equipment primarily to support the development of new products.

Since the second quarter of 2005, we have expanded our operations internationally. Our sales contracts are typically denominated in United States dollars. However, our local operating expenses are derived in foreign currencies.  Thus, as the United States dollar decreases in value against the local currencies where we have operations, our cash flows from operations are negatively affected.  As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates. To date, the foreign currency effect on our cash and cash equivalents has been immaterial.

The following table shows our working capital and cash, cash equivalents and marketable securities as of the stated dates:

	As of
	December 30,	December 31,	January 1,
	2007	2006	2006
		Restated(1)
		(In thousands)
Working capital	$87,251	$108,519	$7,332
Cash, cash equivalents and marketable securities	85,861	99,899	12,656

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
		Restated(1)
	(In thousands)
Net cash used in operating activities	$(6,950)	$(17,300)	$(18,411)
Net cash used in investing activities	(53,870)	(3,491)	(5,536)
Net cash (used in) provided by financing activities	(82)	109,833	26,179

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly influenced by our cash investments to support the growth of our business in areas such as research and development, sales and marketing and corporate administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other current assets and liabilities. Certain metrics such as inventory and accounts receivable turns historically have been impacted by our product mix and the timing of orders from our customer base. As we have continued to build our integrated relationship with our manufacturing partner, we have experienced a steady improvement in inventory turns due to outsourcing our inventory management. Accounts receivable levels at quarter-ends have historically been affected by the timing of orders from our customers during the quarter.

Net cash used in operating activities was $7.0 million, $17.3 million, and $18.4 million in 2007, 2006, and 2005, respectively. Net cash used in operating activities in 2007 consisted primarily of our net loss of $26.9 million offset by a $8.8 million increase in accounts payable and accrued liabilities, compensation payable and deferred rent, a $7.4 million increase in deferred revenue, $5.3 million of depreciation and amortization expense, and $4.0 million of stock compensation expense.  Net cash used in operating activities in 2006 consisted primarily of our net loss of $26.0 million and a $15.4 million increase in net accounts receivable offset by $8.4 million of non-cash charges related to the revaluation of our preferred stock warrants to their estimated fair value, an increase of $7.8 million in deferred revenue and customer deposits and $4.2 million of depreciation and amortization expense. Net cash used in operating activities in 2005 consisted of our net loss of $19.2 million and a use of $2.0 million related to net changes in our operating assets and liabilities, reduced by depreciation and amortization expense of $2.6 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Net cash used in investing activities in 2007 was $53.9 million, comprised of  net purchases of marketable securities of $46.6 million related to investing our initial public offering proceeds received in December 2006 in short-term investments and $7.3 million of capital expenditures, primarily related to additional lease space expenditures and continued purchases of research and development lab equipment.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $82,000 in 2007 and net cash provided by financing activities was $109.8 million, and $26.2 million in  2006 and 2005, respectively. In 2007, we generated $1.1 million in net proceeds from issuance of common stock including through our Employee Stock Purchase Plan, which was offset by payments of offering costs of $1.1 million.  In 2006, we generated $107.4 million in net proceeds from issuance of common stock in our initial public offering, sold our Series E convertible preferred stock for net proceeds of $9.9 million, borrowed and repaid $6.0 million under a subordinated loan agreement and made net repayments of $7.5 million under our line of credit facilities. Net cash provided by financing activities increased to $26.2 million in 2005 from $17.8 million in 2004. In 2005, we sold our Series D convertible preferred stock for net proceeds of $19.9 million and made net borrowings of $6.1 million under our line of credit facilities. These borrowings were used to fund losses from operations and for capital expenditures.

We believe that our $85.9 million of cash, cash equivalents, and marketable securities as of December 30, 2007, together with any cash flows from our operations, will be sufficient to fund our projected operating requirements for at least twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of December 30, 2007:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$18,108	$3,197	$5,104	$5,498	$4,309
Purchase obligations (1)	10,436
Total	$28,544	$3,197	$5,104	$5,498	$4,309

(1)	The Company maintains, with its contract manufacturer, a rolling 90-day firm order for products it manufactures for the Company, and these orders may only be rescheduled or cancelled by its contract manufacturer under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The remaining amount on the open purchase order with its contract manufacturer at December 30, 2007, was $10.4 million.

Guarantees

In the ordinary course of business, we have entered into agreements with, among others, customers, value-added resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on historical experience and information known to us, as of December 30, 2007, we believe our exposure related to the above guarantees and indemnities at December 30, 2007 was not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.  Accordingly, we have no liabilities recorded for these agreements as of December 30, 2007 and December 31, 2006.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the euro, the British pound, the Japanese yen and, to a lesser extent, the Canadian dollar and the Korean won. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of December 30, 2007, we had $272,000 of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates.

Interest Rate Risk

We had a cash and cash equivalents balance of $39.0 million and marketable securities of $46.8 million as of December 30, 2007, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Investments in fixed rate, interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates.  In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, an increase in interest rates by 10% from our 2007 year end levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Isilon Systems, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in mandatorily redeemable convertible preferred stock and stockholders' equity (deficit) and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of Isilon Systems, Inc. at December 30, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2007).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 2, 2006.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Staff Position No. 150-5, Issuer's Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, during the fiscal year ended January 1, 2006.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2006 consolidated financial statements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
April 2, 2008

Isilon Systems, Inc.
Consolidated Balance Sheets

	As of
	December 30, 2007	December 31, 2006 Restated (1)
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,999	$99,899
Marketable securities	46,862	—
Trade receivables, net of allowances of $324 and $501, respectively	20,152	23,248
Inventories	9,430	4,125
Other current assets	5,524	2,304
Total current assets	120,967	129,576

Property and equipment, net	10,571	7,158
Total assets	$131,538	$136,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,962	$6,777
Accrued liabilities	5,182	3,249
Accrued compensation and related benefits	5,180	3,463
Deferred revenue	12,392	7,568
Total current liabilities	33,716	21,057

Deferred revenue, net of current portion	5,819	3,284
Deferred rent, net of current portion	3,414	2,186
Total liabilities	42,949	26,527

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, par value $0.00001: 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.00001: 250,000 shares authorized; 62,918 and 61,519 shares issued and outstanding	1	1
Additional paid-in capital	191,254	185,947
Accumulated other comprehensive loss	(76)	(83)
Accumulated deficit	(102,590)	(75,658)
Total stockholders' equity	88,589	110,207
Total liabilities and stockholders' equity	$131,538	$136,734

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.
Consolidated Statements of Operations

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
		Restated(2)
	(In thousands, except per share data)

Revenue:
Product	$74,434	$53,137	$18,709
Services	14,564	8,069	2,374
Total revenue	88,998	61,206	21,083
Cost of revenue:
Product	33,761	25,186	10,388
Services(1)	8,975	3,622	1,187
Total cost of revenue	42,736	28,808	11,575
Gross profit	46,262	32,398	9,508

Operating expenses:
Research and development(1)	19,903	16,524	12,478
Sales and marketing(1)	42,595	24,390	12,377
General and administrative(1)	14,945	7,411	3,681
Total operating expenses	77,443	48,325	28,536
Loss from operations	(31,181)	(15,927)	(19,028)
Other income (expense), net
Interest income and other	4,470	230	314
Interest expense	—	(1,751)	(330)
Warrant revaluation expense	—	(8,431)	(52)
Total other income (expense), net	4,470	(9,952)	(68)
Loss before income tax expense and cumulative effect of change in accounting principle	(26,711)	(25,879)	(19,096)
Income tax expense	(221)	(109)	—
Loss before cumulative effect of change in accounting principle	(26,932)	(25,988)	(19,096)
Cumulative effect of change in accounting principle	—	—	(89)
Net loss	$(26,932)	$(25,988)	$(19,185)
Net loss per common share, basic and diluted	$(0.44)	$(3.09)	$(3.95)
Shares used in computing basic and diluted net loss per common share	61,514	8,423	4,852

(1) Includes stock-based compensation expense as follows:
Cost of services revenue	$149	$24	$—
Research and development	702	160	—
Sales and marketing	1,601	198	—
General and administrative	1,526	258	5

(2)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.
  Consolidated Statements of Changes in Mandatorily Reedemable Convertible
 Preferred Stock and Stockholders’ Equity (Deficit) and Comprehensive Loss

	Mandatorily
	Redeemable					Accumulated		Total
	Convertible				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	(Deficit)
(In thousands)
Balances as of January 2, 2005	33,123	$39,736	6,174	$—	$158	$—	$(30,485)	$(30,327)
Common stock issued in connection with early-exercises of stock options	—	—	462	—	—	—	—	—
Common stock issued in connection with all other exercises of stock options	—	—	270	—	42	—	—	42
Vesting of early-exercised stock options	—	—	—	—	119	—	—	119
Issuance and modification of warrants	—	112	—	—	—	—	—	—
Issuance of Series D convertible preferred stock, net of issuance costs of $73	8,666	19,927	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5	—	—	5
Reclassification of warrants to liabilities	—	(226)	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(19,185)
Foreign currency translation adjustment	—	—	—	—	—	(29)	—
Total comprehensive loss								(19,214)
Balances as of January 1, 2006	41,789	$59,549	6,906	$—	$324	$(29)	$(49,670)	(49,375)
Common stock issued in connection with early-exercises of stock options	—	—	333	—	—	—	—	—
Common stock issued in connection with all other exercises of stock options	—	—	1,655	—	324	—	—	324
Common stock issued in connection with exercises of warrants	—	—	245	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	143	—	—	143
Repurchase of shares of unvested common stock	—	—	(57)	—	—	—	—	—
Issuance of Series E convertible preferred stock, net of issuance costs of $55	1,707	9,945	—	—	—	—	—	—
Conversion of mandatorily redeemable convertible preferred stock to common stock	(43,496)	(69,494)	43,496	1	69,493	—	—	69,494
Sale of common stock, net of offering expenses	—	—	8,941	—	105,685	—	—	105,685
Conversion of mandatorily redeemable convertible preferred stock warrants to common stock warrants	—	—	—	—	9,338	—	—	9,338
Stock-based compensation expense	—	—	—	—	640	—	—	640
Comprehensive loss:
Net loss, restated(1)	—	—	—	—	—	—	(25,988)
Unrealized gain on marketable securities	—	—	—	—	—	14	—
Reclassification of unrealized gain on marketable securities to income upon sale	—	—	—	—	—	(14)	—
Foreign currency translation adjustment	—	—	—	—	—	(54)	—
Total comprehensive loss, restated(1)								(26,042)
Balances as of December 31, 2006, restated (1)	—	$—	61,519	$1	$185,947	$(83)	$(75,658)	$110,207
Common stock issued in connection with exercise of stock options	—	—	1,534	—	782	—	—	782
Common stock issued in connection with Employee Stock Purchase Plan	—	—	46	—	365	—	—	365
Initial public offering expenses	—	—	—	—	(41)	—	—	(41)
Vesting of early-exercised stock options	—	—	—	—	223	—	—	223
Repurchase of shares of unvested common stock	—	—	(181)	—	—	—		—
Stock-based compensation expense	—	—	—	—	3,978	—	—	3,978
Comprehensive loss:
Net loss	—	—	—	—	—	—	(26,932)
Unrealized gain on marketable securities	—	—	—	—	—	94	—
Foreign currency translation adjustment	—	—	—	—	—	(87)	—
Total comprehensive loss								(26,925)
Balances as of December 30, 2007	—	$—	62,918	$1	$191,254	$(76)	$(102,590)	$88,589

(1)  See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 30, 2007	December 31, 2006 Restated(1)	January 1, 2006
	(in thousands)
Cash flows from operating activities
Net loss	$(26,932)	$(25,988)	$(19,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,337	4,169	2,596
Realized gain on sale of marketable securities	—	(14)	—
Non-cash interest expense	—	646	69
Amortization of discount on marketable securities	(182)	—	—
Stock-based compensation expense	3,978	640	5
Loss on disposal of property and equipment	—	76	—
Warrant revaluation expense	—	8,431	141
Changes in operating assets and liabilities:
Accounts receivable, net	3,056	(15,386)	(4,515)
Inventories	(5,305)	(1,167)	(807)
Other current assets	(3,032)	(1,810)	(172)
Accounts payable	4,914	3,201	1,113
Accrued liabilities, compensation payable and deferred rent	3,857	2,134	1,280
Deferred revenue	7,359	7,768	1,064
Net cash used in operating activities	(6,950)	(17,300)	(18,411)

Cash flows from investing activities
Purchases of property and equipment	(7,284)	(5,340)	(3,733)
Purchases of marketable securities	(71,581)	(691)	(3,253)
Proceeds from sales and maturities of marketable securities	24,995	2,508	1,450
Proceeds from sale of property and equipment	—	32	—
Net cash used in investing activities	(53,870)	(3,491)	(5,536)

Cash flows from financing activities
Proceeds from issuance of preferred stock	—	9,945	19,927
Proceeds from issuance of common stock	782	108,801	183
Proceeds from issuance of common stock, employee stock purchase plan	365	—	—
Proceeds from notes payable	—	54,524	13,467
Repurchases of unvested common stock	(94)	—	—
Payment of offering costs	(1,135)	(1,376)	—
Payments of notes payable and capital lease obligations	—	(62,061)	(7,398)
Net cash (used in) provided by financing activities	(82)	109,833	26,179
Effect of exchange rate changes on cash and cash equivalents	2	4	3
Net (decrease) increase in cash and cash equivalents	(60,900)	89,046	2,235

Cash and cash equivalents at beginning of year	99,899	10,853	8,618
Cash and cash equivalents at end of year	$38,999	$99,899	$10,853

Supplemental dislosure of cash flow information:
Cash paid for interest	$—	$1,141	243
Cash paid for taxes	69	17	—
Non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	449	231	722
Vesting of early exercise-excised stock options	223	143	119
Additions to property and equipment provided by lessor	1,209	2,417	—
Issuance and modifications of warrants for deferred financings costs	—	—	112
Debt discount resulting from the issuance of warrants	—	540	—
Unrealized gain on marketable securities	94	14	—
Accrued initial public offering costs	—	1,033	—
Conversion of mandatorily redeemable convertible preferred stock warrants to common stock warrants	—	9,338	—

(1)  See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

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

Significant Accounting Policies

Fiscal Year End

The Company operates on a 52/53-week fiscal year ending on the Sunday closest to December 31. Accordingly, the Company’s fiscal year 2007 ended December 30, 2007, its fiscal year 2006 ended on December 31, 2006, and its fiscal year 2005 ended on January 1, 2006.

Accounting Principles

The consolidated financial statements and accompanying notes were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Basis of Consolidation

The consolidated financial statements include the accounts of Isilon Systems, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include accounting for revenue recognition, the allowance for doubtful accounts, obsolete and excess inventory, the valuation allowance on deferred tax assets and the valuation of preferred stock warrants and stock-based compensation expense. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with remaining maturities of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates market value, and consisted of the following:

	As of
	December 30,	December 31,
	2007	2006

	(In thousands)
Bank deposits	$4,971	$6,891
Money market funds	21,347	93,008
U.S. government securities	12,681	—
	$38,999	$99,899

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

The fair value of the Company’s marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, management believes that these instruments are not subject to significant market or interest rate risk.  Investments in fixed rate, interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, anticipated declining interest rates will negatively impact the Company’s investment income.

Isilon Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Marketable securities consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of December 30, 2007
Commercial paper	$5,512	$—	$—	$5,512
Corporate bonds and notes	3,581	—	(1)	3,580
U.S. government securities	37,676	97	(3)	37,770
	$46,769	$97	$(4)	$46,862

The Company did not hold any marketable securities as of December 31, 2006.

The unrealized losses on these investments were caused by interest rate increases and not credit quality. The Company determined the unrealized losses to be temporary since the duration of the decline in value of the investments was short, the extent of the decline, in both dollars and as a percentage of cost, was not significant, and the Company has the ability and intent to hold the investments until it recovered at least substantially all of the cost of the investments.

Allowance for Doubtful Accounts

The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific age and amount, and all other balances on a pooled basis based on historical collection experience and economic risk assessment. The Company’s allowance for doubtful accounts was $324,000 and $501,000 as of December 30, 2007 and December 31, 2006, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. Disposals are removed at cost less accumulated depreciation, and any gain or loss from disposition is reflected in the statement of operations in the period of disposition. Depreciation and amortization are provided over the estimated useful lives of the depreciable assets, using the straight-line method, as follows:

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

Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in hardware and software technology. Since inception, the Company has not capitalized any software development costs because the costs incurred between the time technological feasibility was established and the time the product was released for sale were not significant.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses. Customer concentrations of greater than 10% were as follows:
	Year Ended
	December 30,	December 31,	January 2,
	2007	2006	2005
		Restated(1)
% of Total Revenue
Eastman Kodak Company	10%	10%	20%
Comcast Corporation(2)	—	15	3
All other customers	90	75	77
Total	100%	100%	100%

	As of
	December 31,	December 31,
	2007	2006
		Restated(1)
% of Gross Accounts Receivable
Comcast Corporation(2)	Less than 10%	14%

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

(2)	Comcast Corporation purchases through one of the Company’s resellers, Computer Design and Integration LLC.

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

The Company’s software is integrated with industry standard hardware and is essential to the functionality of the integrated system product. The Company provides unspecified software updates and enhancements related to its products through service contracts. As a result, the Company accounts for revenue in accordance with AICPA Statement of Position No. 97-2,  Software Revenue Recognition, or SOP 97-2, as amended by Statement of Position No. 98-9,  Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, or SOP 98-9, for all transactions involving the sale of software. The Company recognizes product revenue when it has entered into an arrangement with a customer, delivery has occurred, the fee is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is reasonably assured

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees

In the ordinary course of business, the Company has entered into agreements with, among others, customers, value-added resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on historical experience and information known to the Company, it believes its exposure related to the above guarantees and indemnities was immaterial for each of the periods presented. In the ordinary course of business, the Company also enters into indemnification agreements with its officers and directors and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. It is not possible to determine the amount of the Company’s liability related to these indemnification agreements and obligations to its officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.  Accordingly, the Company has no liabilities recorded for these agreements as of December 30, 2007 and December 31, 2006.

Research and Development

Research and development costs are expensed as incurred and primarily include personnel costs, prototype expenses, facilities costs and depreciation of equipment used in research and development.

Advertising

Advertising costs are expensed as incurred. The Company incurred $539,000, $734,000 and $168,000 in advertising costs during the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively.

Operating Leases

The Company recognizes rent expense on the straight-line method over the term of the lease. The difference between rent expense (which includes the impact of escalation provisions and lease incentives, such as tenant improvements provided by lessors) and rent paid is recorded as deferred rent in the Company’s consolidated balance sheets.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On January 2, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, or SFAS 123(R), using the prospective transition method. Under this method, the Company’s stock-based compensation costs recognized during 2006 were comprised of compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on their grant-date fair value estimated using the Black-Scholes model, in accordance with the provisions of SFAS 123(R). Accordingly, stock-based compensation expense recognized in the statement of operations for the years ended December 30, 2007 and December 31, 2006, is based on options ultimately expected to vest and thus includes an estimate for forfeitures.

The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award under SFAS 123(R). The Company calculated the expected term based on the provisions outlined in SFAS 123(R), which, for options granted in the years ended December 30, 2007 and December 31, 2006, resulted in an expected term of approximately four years. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available.

For the years ended December 30, 2007 and December 31, 2006, the Company recorded non-cash stock-based compensation expense under SFAS 123(R) of $4.0 million and $640,000, respectively. In future periods, stock-based compensation expense is expected to increase as the Company amortizes expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees. As of December 30, 2007, the Company’s total unrecognized compensation cost related to stock-based awards granted since January 2, 2006 to employees and non-employee directors was $19.9 million, which will be recognized over the weighted-average remaining requisite service period of 3.1 years. The Company recorded no tax benefit related to these options during the year ended December 30, 2007, since the Company currently maintains a full valuation allowance.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) (“OCI”) includes charges or credits to equity that are not the result of transactions with stockholders. For the Company, this includes unrealized gains and losses on marketable securities and foreign currency translation adjustments. Amounts are reclassified from OCI into results of operations to the extent unrealized gains and losses become realized. During the years ended December 30, 2007 and December 31, 2006, realized gains of $0 and $14,000, respectively, were reclassified into earnings from OCI as marketable securities were sold prior to maturity with a fair value greater than their original cost. The Company has included components of comprehensive income (loss) within the consolidated statements of changes in mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit) and comprehensive loss.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The impact of the cumulative effect of change in accounting principle on net loss per common share was as follows:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
		Restated(1)
	(In thousands, except per share data)
Net loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.44)	$(3.09)	$(3.93)
Cumulative effect of change in accounting principle	—	—	(0.02)
Net loss per common share, basic and diluted	$(0.44)	$(3.09)	$(3.95)
Denominator for basic and diluted net loss per common share	61,514	8,423	4,852

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

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

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Initial Public Offering

On December 14, 2006, the Company’s registration statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold 8,940,717 shares of common stock, including the underwriters’ over-allotment, at $13.00 per share. The offering closed on December 20, 2006, and, as a result, the Company received net proceeds of approximately $105.7 million (after underwriters’ discounts of $8.1 million and additional offering-related costs of approximately $2.4 million).

Simultaneous with its initial public offering, the Company’s shares of mandatorily redeemable convertible preferred stock were automatically converted into 43.5 million shares of common stock and 409,478 warrants to purchase mandatorily redeemable convertible preferred stock were converted into warrants to purchase common stock.

3.  Restatement of Consolidated Financial Statements

On February 29, 2008, the Company announced that its Board of Directors, based upon the recommendation of the Audit Committee, determined that the Company should restate its financial statements for the fiscal year ended December 31, 2006, and for the first and second quarters of fiscal 2007, ended April 1, 2007 and July 1, 2007, respectively, as a result of errors in those financial statements.  As announced on November 8, 2007, the Company's Audit Committee, assisted by independent forensic accountants and legal advisors, has been conducting an independent investigation of certain of the Company's sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition, and whether the Company's internal controls relating to revenue recognition are sufficient.

Background of the Restatement

In late October 2007, as part of the Company's finance department’s efforts to monitor its outstanding accounts receivable, its recently appointed Chief Financial Officer identified concerns regarding the recognition of revenue for certain sales to resellers and other customers.  These concerns were promptly communicated to the Chairman of the Audit Committee.  After receiving additional information from its Chief Financial Officer, on November 4, 2007, the Audit Committee decided to conduct an independent investigation of the issues identified by management and the Board of Directors concurred in that decision.  The Audit Committee subsequently retained independent legal counsel, Heller Ehrman LLP,  and independent forensic accounting experts, Huron Consulting Group, to assist in the investigation.

The investigation focused on revenue recorded in fiscal 2006 and the first three quarters of fiscal 2007.  During the course of the investigation, the Audit Committee and its advisors collected and reviewed more than 80,000 pages of hard copy documents from individual custodians, department files and central files, and also collected and searched more than 166 gigabytes of electronically stored information.  The Audit Committee and its advisors conducted more than 40 interviews of current and former employees and customers.  The information obtained through this investigation was analyzed in conjunction with accounts receivable aging reports, credit memos, return materials authorizations, evaluation agreements, sales return reserves, bad debt write-offs, and reserves for bad debts.  From this and other information, specific transactions were identified and tested for compliance with the Company's revenue recognition policies.  Testing procedures included review of customer contracts, customer correspondence and emails, sales quotes, customer purchase orders, shipping documentation, invoices, and cash receipts.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Audit Committee Findings and Recommendations

The Company's Audit Committee determined that in fiscal year 2006, specifically, in the fourth quarter, revenue was recognized prematurely on a certain transaction.  There was a single transaction with a reseller was identified for $1.1 million where a contingency related to the qualification of the product performing to certain specifications in the identified end user network existed at the time of sale. This qualification was not communicated to legal and finance personnel or the Company's independent registerd public accounting firm in order to facilitate a proper evaluation of the transaction for revenue recognition purposes. The reseller paid for only a portion of the original transaction and the Company has since negotiated a return for the remaining product.

Summary of the Restatement Adjustments

The following tables summarize the impact of the restatement on the Company’s financial statements for the year ended December 31, 2006. Selected information about the impact of the restatement on the Company’s unaudited quarterly periods is provided in Note 13 to our consolidated financial statements.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth summary financial data as originally reported and as restated:

	Year Ended
	December 31, 2006
	As previously reported	Adjustments	As restated
Statement of Operations	(in thousands, except per share data)
Total revenue	$62,279	$(1,073)	$61,206
Total cost of revenue	29,331	(523)	28,808
Total operating expenses	48,325	—	48,325
Loss from operations	(15,377)	(550)	(15,927)
Net loss	(25,438)	(550)	(25,988)
Net loss per common share, basic and diluted	$(3.02)	$(0.07)	$(3.09)

	As of December 31, 2006
Balance Sheet	As previously reported	Adjustments	As restated
Trade receivables	$24,388	$(1,140)	$23,248
Inventories (1)	3,587	538	4,125
Other current assets	1,939	365	2,304
Total assets	136,971	(237)	136,734

Accrued liabilities	2,869	380	3,249
Deferred revenue	7,611	(43)	7,568
Total current liabilities	20,720	337	21,057
Deferred revenue, net of current portion	3,308	(24)	3,284
Total liabilities	26,214	313	26,527
Accumulated deficit	(75,108)	(550)	(75,658)
Total liabilities and stockholders' equity	$136,971	$(237)	$136,734

	Year Ended
	December 31, 2006
Statement of Cash Flows	As previously reported	Adjustments	As restated
Net loss	$(25,438)	$(550)	$(25,988)
Accounts receivable, net	(16,526)	1,140	$(15,386)
Inventories	(1,022)	(145)	(1,167)
Other current assets	(1,444)	(365)	(1,810)
Accrued liabilities, compensation payable and deferred rent	1,754	380	2,134
Deferred revenue and customer deposits	7,835	(67)	7,768
Net cash used in operating activities	$(17,300)	$—	$(17,300)

(1)	Adjustments to inventory include amounts for previously identified errors, primarily related to inventory-in-transit amounts, that management previously concluded were not material, but nonetheless have been corrected in the restated consolidated financial statements.

The Company's Audit Committee determined that no senior executives currently employed by the Company engaged in any improper practices or are otherwise responsible for improper revenue recognition.  The Audit Committee determined that no sales personnel currently employed by the Company directly participated in negotiating oral side arrangements or reciprocal sales transactions, though several sales personnel appear to have been aware of such transactions.  The Audit Committee found evidence that the Company's former Chief Executive Officer, former Chief Financial Officer and former Vice President of North America Sales participated directly in certain of the transactions for which adjustments are being recorded, but the Audit Committee concluded that the evidence about their roles, knowledge and intent is conflicting, disputed, and ultimately inconclusive.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.  Net Loss Per Common Share

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

	As of
	December 30,	December 31,	January 1,
	2007	2006	2006

Options to purchase common stock	8,366,297	6,753,969	4,766,233
Common stock subject to vesting provisions	187,952	921,292	1,480,710
Mandatorily redeemable convertible preferred stock	—	—	41,788,922
Warrants to purchase mandatorily redeemable convertible preferred stock	—	—	214,492
Warrants to purchase common stock	129,992	129,992	—
	8,684,241	7,805,253	48,250,357

5.  Inventories

The Company outsources the manufacturing of its products to a contract manufacturer that assembles each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components. The Company reduces inventory to its estimated net realizable value by reserving for excess and obsolete inventories determined primarily based on historical usage, forecasted demand and evaluation unit conversion rate and age. Inventories have been reduced by $934,000 and $1.1 million as of December 30, 2007, December 31, 2006, respectively.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories consisted of the following:

	As of
	December 30,	December 31,
	2007	2006
		Restated(1)
	(In thousands)
Components	$154	$—
Finished goods	5,989	2,595
Evaluation units	3,287	1,530
	$9,430	$4,125

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

6.  Property and Equipment

Property and equipment, net, consisted of the following:

	As of
	December 30,	December 31,
	2007	2006

	(In thousands)
Software and computer equipment	$12,820	$8,569
Furniture, office equipment and other	6,356	3,581
Leasehold improvements	5,040	3,308
	24,216	15,458
Less: accumulated depreciation and amortization	(13,645)	(8,300)
	$10,571	$7,158

Depreciation and amortization expense was $5.3 million, $4.2 million, and $2.6 million for the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively.

7.  Notes Payable

In June 2006, the Company and Silicon Valley Bank agreed to increase the maximum borrowing capacity under its revolving line of credit to $8.5 million through July 9, 2006. In July 2006, concurrent with the issuance of the Series E convertible preferred stock issued in July 2006, the Company repaid its outstanding borrowings of $1.7 million under the equipment line of credit with Silicon Valley Bank. In connection with repayment of these borrowings, the Company wrote off as interest expense the remaining $49,000 of related deferred financing costs.

Additionally, in July 2006, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank, which increased the borrowing capacity on the revolving working capital line of credit to $11.0 million. The amendment increased the limit of eligible accounts receivable from 80% to 85% and provided to the Company the ability to extend the maturity date of the revolving line of credit from January 2007 to January 2008 at its sole discretion upon the payment of a $41,000 fee. In December 2006, concurrent with the Company’s initial public offering, the Company repaid its outstanding borrowings of $6.3 million under the revolving working capital line of credit with Silicon Valley Bank. In connection with the repayment of these borrowings, the Company wrote off as interest expense the remaining $11,000 of related deferred financing costs.

As of both December 30, 2007 and December 31, 2006, there was $0 outstanding under the revolving line of credit and the equipment line of credit.

In March 2006, the Company entered into a loan and security agreement with Horizon Technology Funding Company LLC to provide $6.0 million of subordinated debt financing, collateralized by all assets of the Company. The loan had a stated interest rate of 11.78%. This loan was subordinate to the Company’s existing working capital and equipment loan facilities. Interest only payments on the loan were due monthly, in arrears, until December 31, 2006, followed by thirty equal payments of principal and interest due monthly, in arrears. As discussed in Note 8, the Company issued warrants to purchase 194,986 shares of its Series D convertible preferred stock to the lender in connection with the financing. In December 2006, subsequent to the initial public offering, the Company repaid the loan in full. In connection with the repayment of this loan, the Company wrote off the remaining $369,000 of the related debt discount described in Note 8 and paid an early termination fee of $180,000, which are included in interest expense.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.  Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity

A 1-for-2.4 reverse stock split of the Company’s common stock occurred on December 12, 2006. All references to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded options and warrants to purchase shares of the Company’s common stock and convertible preferred stock have been also retroactively adjusted to reflect the reverse stock split.

Mandatorily Redeemable Convertible Preferred Stock

As of December 30, 2007 and December 31, 2006, the Company was authorized to issue 10,000,000 shares of preferred stock and had no shares outstanding.

Upon the closing of the Company’s initial public offering on December 20, 2006, all previously issued and outstanding shares of convertible preferred stock automatically converted into one share of the Company’s common stock.

Warrants

The Company’s common stock warrants consisted of the following:

				Number of Shares
				Subject to Warrants
		Exercise	Expiration	December 30,	December 31,
	Issue Date	Price	Date	2007	2006

Warrants to purchase common stock	March 2006	2.3078	March 2016	129,992	129,992
				129,992	129,992

In March 2006, in connection with the subordinated debt agreement discussed in Note 7, the Company issued to the lender warrants to purchase 194,986 shares of the Company’s Series D convertible preferred stock. These warrants had an exercise price of $2.30784 per share, expire in March 2016 and had an estimated fair value of $593,000 as determined using the Black-Scholes option pricing model at the date of issuance. The Company allocated $540,000 of the proceeds received from the issuance of the subordinated debt to these warrants based on the relative fair values of the debt and the warrants. This amount was recorded as a discount on the carrying value of the subordinated debt and was a component of the Company’s preferred stock warrant liability. During 2006, this debt discount was fully amortized to interest expense upon repayment of the related debt.

The warrants to purchase previously outstanding convertible preferred stock converted into warrants to purchase an aggregate of 409,478 shares of common stock upon the closing of the Company’s initial public offering on December 20, 2006. Of the total warrants to purchase common stock, 279,486 were exercised on December 20, 2006 in conjunction with the closing of the initial public offering.

Stock Options and Unvested Common Stock

The Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) in the fourth quarter of 2006, which provides for the grant of various equity awards. In conjunction with the Company’s initial public offering in December 2006, the shares that were available for grant under the Amended and Restated 2001 Stock Plan (the “2001 Plan”) became available for grant under the 2006 Plan. As of December 30, 2007, the Company’s 2006 Plan has a total of 6,138,475 shares of the Company’s common stock available for issuance to employees, officers, consultants and advisors of the Company. Generally, awards granted under the Plan vest four years from the date of grant and expire ten years from the date of grant.

The Company adopted an Employee Stock Purchase Plan (the “2006 ESPP Plan”) in the fourth quarter of 2006. A total of 750,000 shares of the Company’s common stock have been reserved for sale under the 2006 ESPP Plan, of which 703,962 shares remain for issuance as of December 30, 2007. Under the 2006 ESPP Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of the Company’s common stock on the applicable purchase date. During 2007, the Company issued 46,038 shares under the 2006 ESPP Plan and recorded $64,000 of related stock-based compensation expense.

The Company accounts for cash received in consideration for the purchase of unvested shares of common stock or the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s consolidated balance sheets. As of December 30, 2007 and December 31, 2006, there were 187,952 and 921,292 unvested shares, respectively, of the Company’s common stock outstanding and $189,000 and $506,000, respectively, of related recorded liability.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Detail related to activity of unvested shares of common stock is as follows:

	Number of	Weighted-Average
	Unvested Shares	Exercise/Purchase
	Outstanding	Price
Balance as of January 2, 2005	1,830,848	$0.14
Issued	462,498	$0.31
Vested	(812,636)	$0.15
Balance as of January 1, 2006	1,480,710	$0.19
Issued	333,332	$1.16
Vested	(836,105)	$0.18
Forfeited	(56,645)	$0.22
Balance as of December 31, 2006	921,292	$0.55
Issued	—	$—
Vested	(552,345)	$0.43
Forfeited	(180,995)	$0.56
Balance as of December 30, 2007	187,952	$1.00

Detail related to stock option activity is as follows:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price

Balance as of January 2, 2005	3,549,919	$0.20
Options granted	2,172,444	$0.31
Options exercised	(732,394)	$0.25
Options forfeited	(223,736)	$0.23
Balance as of January 1, 2006	4,766,233	$0.24
Options granted	4,370,390	$2.73
Options exercised	(1,987,730)	$0.36
Options forfeited	(394,924)	$1.05
Balance as of December 31, 2006	6,753,969	$1.77
Options granted	5,030,876	$10.65
Options exercised	(1,534,272)	$0.51
Options forfeited	(1,884,276)	$6.65
Balance as of December 30, 2007	8,366,297	$6.24

The total intrinsic value for options exercised in the years ended December 30, 2007 and December 31, 2006, was $13.6 million and $6.8 million, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. During the years ended December 30, 2007 and December 31, 2006, the total fair value of options vested was $1.8 million and $23,000, respectively.

The following table summarizes information about all stock options outstanding:

	As of December 30, 2007
		Weighted-
	Shares	Average	Weighted-
	Subject	Remaining	Average	Total
Exercise	to Options	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life (in Years)	Price	Value(1)
	(Dollars in thousands, except per share data)
$ 0.12 - 0.46	1,531,197	7.0	$0.25
0.82 - 3.70	1,814,076	8.3	1.13
5.18 - 5.75	1,710,577	9.9	5.27
6.12 - 12.21	1,869,929	9.2	10.20
13.00 - 25.79	1,440,518	9.3	15.08
$ 0.12 - 25.79	8,366,297	8.8	6.24	$(10,411)
Exercisable	1,916,838	6.5	1.55	$6,612
Vested and expected to vest	8,038,292	8.7	6.03	$(8,298)

(1)	The total intrinsic value represents the difference between the aggregate estimated fair value of the Company’s common stock issuable and the aggregate exercise price payable.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each employee option grant for the years ended December 30, 2007 and December 31, 2006 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended
	December 30, 2007	December 31, 2006
Risk-free interest rate	3.4% - 5.1%	4.5% - 5.1%
Expected life	4 years	4 years
Dividend yield	None	None
Volatility	39 - 44%	47 - 59%

The Company determined that it is not practicable to calculate the volatility of its share price since the Company’s securities have been publicly traded for a limited period of time; it has limited information on its own past volatility; and the Company is a high-growth technology company whose future operating results are not comparable to its prior operating results. Therefore, the Company estimates its expected volatility based on reported market value data for a group of publicly traded companies, which it selected from certain market indices that the Company believes would be indicators of its future stock price volatility, after consideration of their size, stage of lifecycle, profitability, growth, and risk and return on investment. The Company uses the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term estimated by the Company.

The estimated weighted-average grant date fair value, based on the minimum value method, of options granted during the year ended January 1, 2006, all of which were granted with exercise prices equal to the estimated per share fair value of the Company’s common stock at the date of grant, was $0.03. The estimated weighted-average grant date fair value of options granted during the year ended December 31, 2006, with exercise prices less than the estimated per share fair value of the Company’s common stock at the date of grant, was $1.19. The estimated weighted-average grant date fair value of options granted during the year ended December 31, 2006, with exercise prices that equaled the estimated per share fair value of the Company’s common stock at the date of grant, was $5.66.  The estimated weighted-average grant date fair value of options granted during the year ended December 30, 2007, with exercise prices that equaled the estimated per share fair value of the Company’s common stock at the date of grant, was $4.07.

9.  Income Taxes

The domestic and foreign components of income (loss) before income tax expense and cumulative effect of change in accounting principle were as follows:

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
		Restated(1)
		(In thousands)
Domestic	$(27,029)	$(26,127)	$(19,096)
Foreign	318	248	—
	$(26,711)	$(25,879)	$(19,096)

Income tax expense consists of the following:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
		Restated(1)
	(In thousands)
Domestic — current and deferred	$—	$—	$—
Foreign — current and deferred	221	109	—
Total income tax expense	$221	$109	$—

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
		Restated(1)
Income tax at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.5	2.1	2.4
Warrant revaluation expense	—	(11.1)	—
Permanent difference	(0.2)	—	—
Other	(0.7)	—	(0.1)
Change in valuation allowance	(37.4)	(25.4)	(36.3)
Total	(0.8)%	(0.4)%	—%

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of
	December 30,	December 31,
	2007	2006
		Restated(1)
	(In thousands)

Deferred tax assets, current:
Inventories	$520	$350
Accrued vacation	416	—
Deferred revenue	991	211
Deferred rent	—	127
Other	658	655
Total gross deferred taxes, current	2,585	1,343
Deferred tax assets, non-current:
Net operating loss carryforwards	21,366	12,773
Capitalized research and development	6,012	6,823
Deferred revenue	1,204	1,268
Stock-based compensation	1,130	—
Deferred rent	88	790
Property and equipment	1,481	936
Total gross deferred taxes, non-current	31,281	22,590
Gross deferred tax assets	33,866	23,933
Less: valuation allowance	(33,866)	(23,933)
Net deferred tax assets	$—	$—

As of December 30, 2007, the Company had total net operation loss carryforwards for federal and state income tax purposes of $73.7 million.  Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company’s gross deferred tax assets have been fully offset by a valuation allowance. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2026. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The Company did not have any unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of accumulated deficit.  The Company did not have any unrecognized tax benefits at January 1, 2007 or at December 30, 2007.

The Company elected to include interest on tax positions as a component of interest expense and penalties as a component of income tax expense.  During the years ended December 30, 2007 and December 31, 2006 the Company recognized no interest and penalties.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The tax years 2004-2006 remain open to examination by major taxing jurisdictions to which the Company is subject.

10.  401(k) Savings Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Through December 30, 2007, the Company had not made contributions to the plan.

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

The following presents total revenue by geographic region:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
		Restated(1)
	(In thousands)

United States of America	$64,936	$46,465	$17,559
Asia	12,493	8,137	2,507
EMEA	10,682	4,172	408
Other	887	2,432	609
Total	$88,998	$61,206	$21,083

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

12.  Commitments and Contingencies

Leases

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses and expire through June 2014.

Minimum commitments under non-cancelable operating lease agreements as of December 30, 2007 were as follows (in thousands):

Fiscal 2008	$3,197
Fiscal 2009	2,544
Fiscal 2010	2,560
Fiscal 2011	2,678
Fiscal 2012	2,820
Thereafter	4,309
$18,108

Rent expense incurred under operating leases was $2.9 million, $1.7 million, and $673,000 during the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Purchase Commitments

The Company maintains, with its contract manufacturer, a rolling 90-day firm order for products it manufactures for the Company, and these orders may only be rescheduled or cancelled by its contract manufacturer under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The remaining amount on the open purchase order with its contract manufacturer at December 30, 2007, was $10.4 million.

Legal

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

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.  Quarterly Results of Operations (unaudited)

Following is a summary of unaudited quarterly financial information for fiscal years 2007 and 2006.  This selected quarterly information has been restated for the fourth quarter of 2006 from previously reported information included in the  Form 10-K for the year ended December 31, 2006 and for the first and second quarters of 2007 from previously reported information filed on Form 10-Q.  The adjustments for the fourth quarter of 2006 are as a result of the restatement of our financial results discussed in Note 3 to the consolidated financial statements. The Audit Committee investigation described in Note 3 also indentified the following errors related to the first and second quarters of 2007:

•
In the first quarter of 2007, the Company recognized revenue in a transaction with a customer that included a commitment from the Company to acquire software from the customer. Based upon facts discovered during the investigation, the Company has now concluded that the end user did not have the ability or intent to pay and revenue recognition was inconsistent with the accounting rules applicable to reciprocal sales transactions.

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

•
The Company originally recognized revenue in the second quarter of 2007 on a sale directly to an end-user customer for which the terms and conditions were not fixed or determinable. This revenue has now been recognized in the fourth quarter of 2007 when the terms became fixed or determinable and all other criteria for the recognition of revenue were met.

	Condensed Consolidated Statement of Operations
	Q1	Q2	Q3	Q4
	Restated	Restated
	(In thousands, except per share data)
Year ended December 30, 2007
Total revenue	$17,846	$22,911	$21,643	$26,598
Gross profit	8,578	11,603	12,060	14,021
Total operating expenses	16,559	17,756	20,343	22,785
Loss from operations	(7,981)	(6,153)	(8,283)	(8,764)
Net loss	(6,856)	(5,022)	(7,183)	(7,871)
Net loss per common share, basic and diluted	$(0.11)	$(0.08)	$(0.12)	$(0.13)
Shares used in computing basic and diluted net loss per common share	60,733	61,148	61,771	62,404

	Q1	Q2	Q3	Q4
				Restated
Year ended December 31, 2006
Total revenue	$10,423	$13,414	$17,786	$19,583
Gross profit	5,397	7,019	9,344	10,638
Total operating expenses	9,669	11,356	13,224	14,076
Loss from operations	(4,272)	(4,337)	(3,880)	(3,438)
Net loss	(4,518)	(5,497)	(5,014)	(10,959)
Net loss per common share, basic and diluted	$(0.79)	$(0.89)	$(0.70)	$(0.75)
Shares used in computing basic and diluted net loss per common share	5,709	6,177	7,172	14,550

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidated Balance Sheets
	2007
	Q1	Q2	Q3	Q4
	Restated	Restated
	(In thousands, except per share data)
Cash, cash equivalents (1) and marketable securities	$99,438	$94,507	$92,087	$85,861
Trade receivables, net	19,911	22,705	18,604	20,152
Total current assets	128,318	128,082	123,871	120,967
Total assets	137,614	138,340	134,399	131,538
Accounts payable, and accrued liabilities, compensation and related benefits	18,751	21,183	19,865	21,324
Deferred revenue	7,840	8,661	11,124	12,392
Total current liabilities	26,591	29,844	30,989	33,716
Deferred revenue, net of current portion	3,864	4,986	5,213	5,819
Total liabilities	33,786	38,323	39,656	42,949
Additional paid-in capital	186,419	187,689	189,590	191,254
Accumulated deficit	(82,514)	(87,536)	(94,719)	(102,590)
Total stockholders' equity	103,828	100,017	94,743	88,589
Total liabilities and stockholders' equity	137,614	138,340	134,399	131,538

(1)	The adjustments for the first and second quarters of fiscal 2007 did not have a significant impact on the classification of cash flows from operating activities for the three months ended April 1, 2007, and six months ended, July 1, 2007.

The following tables set for summary restated financial data as originally reported and as restated:

	Three Months Ended
	December 31, 2006
	As previously reported	Adjustments	As restated
Statement of Operations	(in thousands, except per share data)
Total revenue	$20,656	$(1,073)	$19,583
Total cost of revenue	9,468	(523)	8,945
Total operating expenses	14,076	—	14,076
Loss from operations	(2,888)	(550)	(3,438)
Net loss	(10,409)	(550)	(10,959)
Net loss per common share, basic and diluted	$(0.72)	$(0.03)	$(0.75)

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended			Three Months Ended
	April 1, 2007			July 1, 2007
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Statement of Operations	(in thousands, except per share data)			(in thousands, except per share data)
Total revenue	$21,607	$(3,761)	$17,846	$25,116	$(2,205)	$22,911
Total cost of revenue	9,837	(569)	9,268	11,999	(691)	11,308
Total operating expenses	16,645	(86)	16,559	17,869	(113)	17,756
Loss from operations	(4,875)	(3,106)	(7,981)	(4,752)	(1,401)	(6,153)
Net loss	(3,750)	(3,106)	(6,856)	(3,621)	(1,401)	(5,022)
Net loss per common share, basic and diluted	$(0.06)	$(0.05)	$(0.11)	$(0.06)	$(0.02)	$(0.08)

	As of April 1, 2007			As of July 1, 2007
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Balance Sheet	(in thousands, except per share data)			(in thousands, except per share data)
Trade receivables	$25,207	$(5,296)	$19,911	$29,261	$(6,556)	$22,705
Inventories (1)	4,628	158	4,786	5,744	34	5,778
Other current assets	3,247	936	4,183	4,405	687	5,092
Total assets	141,816	(4,202)	137,614	144,175	(5,835)	138,340

Accrued liabilities	2,721	(170)	2,551	2,697	(152)	2,545
Deferred revenue	8,167	(327)	7,840	9,050	(389)	8,661
Total current liabilities	27,088	(497)	26,591	30,385	(541)	29,844
Deferred revenue, net of current portion	3,913	(49)	3,864	5,223	(237)	4,986
Total liabilities	34,332	(546)	33,786	39,101	(778)	38,323
Accumulated deficit	(78,858)	(3,656)	(82,514)	(82,479)	(5,057)	(87,536)
Total liabilities and stockholders' equity	$141,816	$(4,202)	$137,614	$144,175	$(5,835)	$138,340

(1)	Adjustments to inventory include amounts for previously identified errors, primarily related to inventory-in-transit amounts, that management previously concluded were not material, but nonetheless have been corrected in the restated consolidated financial statements.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 30, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 30, 2007.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 30, 2007. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, the Company’s management has concluded that, as of December 30, 2007, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

MANAGEMENT’S REMEDIATION INITIATIVES

In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, management identified the following deficiencies in the Company’s internal control over financial reporting which aggregated to a material weakness:

The Company did not maintain effective internal communication and risk assessment processes to keep pace with the Company's growth and transition to a public company in 2007. Specifically, the Company did not maintain effective lines of communication regarding certain sales transactions involving unique or non-standard terms and conditions among sales, finance, accounting, legal, and senior management personnel for evaluation of revenue recognition. When persuasive evidence of an end-user did not exist, when oral or side arrangements existed, when contingencies existed with respect to the acceptance of the product by the end-user, or when resellers did not have the ability or intent to pay independent of payment by the end-user customer, this information was not properly communicated among sales, finance, accounting, legal and senior management personnel for such evaluation. In addition, the Company's risk assessment process did not evolve during 2007 to provide an adequate consideration to the risks resulting from the increase in the number of sales representatives, channel partners, complexity of sales arrangements and the use of unique and non standard terms and conditions by sales, finance, accounting, legal, and senior management personnel.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In response to this material weakness, we took a number of substantial actions during the year and quarter ended December 30, 2007, as outlined below.

•
We enhanced our existing revenue recognition training for sales personnel and instituted new hire and recurring revenue recognition training for sales personnel during the third and fourth quarter of fiscal 2007;

•	We implemented additional controls regarding our sales to channel distributors designed to ensure appropriate revenue recognition;

•	We documented and communicated these enhanced revenue recognition controls to our sales force; and

•	We operated and tested controls at each quarter end, expanding the scope of testing each quarter and at year-end.

•	We continue to emphasize the importance of effective communication among sales, finance, accounting, legal and senior management.

We have determined as of December 30, 2007 that the remediated controls discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable us to conclude that the material weakness has been remediated.

The effectiveness of any controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud.  A control, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

We will continue to develop new policies and procedures as well as educate and train our employees on our existing policies and procedures in a continual effort to improve our internal control over financial reporting, and we will be taking further actions as appropriate.  We view this as an ongoing effort to which we will be devoting significant resources and which will need to be maintained and updated over time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As described above, there have been changes in our internal control over financial reporting during the quarter ended December 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)

1.	Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 51of this report.

2.	Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
	(in thousands)
Year ended December 30, 2007
Allowance for doubtful accounts	$501	$150	$(327)	$324
Income tax valuation allowance	23,933	9,933	—	33,866
Year ended December 31, 2006
Allowance for doubtful accounts	$239	$279	$(17)	$501
Income tax valuation allowance, restated (1)	18,208	5,725	—	23,933
Year ended January 1, 2006
Allowance for doubtful accounts	$116	$141	$(18)	$239
Income tax valuation allowance	10,299	7,909	—	18,208

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes thereto.

3.	Exhibits.

The following exhibits are incorporated by reference or filed herewith.

Exhibit

Incorporation by Reference Herein
Number	Description	Form	Date

3.1*	Amended and Restated Certificate of Incorporation of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
3.2*	Amended and Restated Bylaws of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
4.1*	Form of registrant’s common stock certificate.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
4.2*	Fourth Amended and Restated Investors’ Rights Agreement between the registrant and certain of its security holders dated July 19, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.1*	Form of Indemnification Agreement.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.2*	Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.3*	Form of Stock Option Agreement under the Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.4*	2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.5*	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.6*	2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.7*	Form of Subscription Agreement under the 2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.8*	Offer Letter with Steven Goldman dated July 17, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.9*	Offer Letter with Eric J. Scollard dated October 4, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.10*	Offer Letter with Mark L. Schrandt dated October 3, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.11*	Offer Letter with Brett G. Goodwin dated March 10, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.12*	Offer Letter with John W. Briant dated September 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.13*	Offer Letter with Stuart W. Fuhlendorf dated March 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.14*	Offer Letter with Thomas P. Pettigrew dated December 22, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.15*†	Manufacturing Services Agreement between the registrant and Sanmina-SCI Corporation dated February 17, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	December 14, 2006
10.16*	Office Lease between the registrant and Selig Holdings Company dated November 11, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.17*	First Amendment to Office Lease between the registrant and Selig Holdings Company dated December 2, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.18*	Second Amendment to Office Lease between the registrant and Selig Holdings Company dated August 4, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Exhibit
Incorporation by Reference Herein
Number	Description	Form	Date
10.19*	Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.20*	Amendment to Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.21*	Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 24, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.22*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 10, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.23*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 21, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.24*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 29, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.25*	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.26*	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.27*	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006
10.28*	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006
10.29*	Offer Letter with Gwen Weld dated June 5, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006
10.30*	Offer Letter with James Richardson dated October 2, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006
10.31*†	Offer Letter with Steven D. Fitz dated April 11, 2007.	Quarterly Report on Form 10-Q for the quarter ended July 1, 2007 (File 001-33196)	August 9, 2007
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (contained on signature page).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

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

ISILON SYSTEMS, INC.

By:	/s/ Sujal Patel
Sujal Patel
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keenan Conder, Bill Richter and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Sujal Patel Sujal Patel	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2008

/s/ William Richter William Richter	Interim Chief Financial Officer (Principal Accounting and Financial Officer)	April 2, 2008

/s/ Elliott H. Jurgensen, Jr. Elliott H. Jurgensen, Jr.	Director	April 2, 2008

/s/ William D. Ruckelshaus William D. Ruckelshaus	Chairman of Board of Directors and Director	April 2, 2008

/s/ Barry J. Fidelman Barry J. Fidelman	Director	April 2, 2008

/s/ Gregory L. McAdoo Gregory L. McAdoo	Director	April 2, 2008

/s/ Matthew S. Mcllwain Matthew S. Mcllwain	Director	April 2, 2008

/s/ James G. Richardson James G. Richardson	Director	April 2, 2008

/s/ Peter H. van Oppen Peter H. van Oppen	Director	April 2, 2008

INDEX TO EXHIBITS

Exhibit

Incorporation by Reference Herein
Number	Description	Form	Date

3.1*	Amended and Restated Certificate of Incorporation of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
3.2*	Amended and Restated Bylaws of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
4.1*	Form of registrant’s common stock certificate.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
4.2*	Fourth Amended and Restated Investors’ Rights Agreement between the registrant and certain of its security holders dated July 19, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.1*	Form of Indemnification Agreement.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.2*	Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.3*	Form of Stock Option Agreement under the Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.4*	2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.5*	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.6*	2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.7*	Form of Subscription Agreement under the 2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.8*	Offer Letter with Steven Goldman dated July 17, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.9*	Offer Letter with Eric J. Scollard dated October 4, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.10*	Offer Letter with Mark L. Schrandt dated October 3, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.11*	Offer Letter with Brett G. Goodwin dated March 10, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.12*	Offer Letter with John W. Briant dated September 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.13*	Offer Letter with Stuart W. Fuhlendorf dated March 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.14*	Offer Letter with Thomas P. Pettigrew dated December 22, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.15*†	Manufacturing Services Agreement between the registrant and Sanmina-SCI Corporation dated February 17, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	December 14, 2006
10.16*	Office Lease between the registrant and Selig Holdings Company dated November 11, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.17*	First Amendment to Office Lease between the registrant and Selig Holdings Company dated December 2, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.18*	Second Amendment to Office Lease between the registrant and Selig Holdings Company dated August 4, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Exhibit
Incorporation by Reference Herein
Number	Description	Form	Date
10.19*	Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.20*	Amendment to Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.21*	Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 24, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.22*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 10, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.23*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 21, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.24*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 29, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.25*	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.26*	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.27*	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006
10.28*	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006
10.29*	Offer Letter with Gwen Weld dated June 5, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006
10.30*	Offer Letter with James Richardson dated October 2, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006
10.31*†	Offer Letter with Steven D. Fitz dated April 11, 2007.	Quarterly Report on Form 10-Q for the quarter ended July 1, 2007 (File 001-33196)	August 9, 2007
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (contained on signature page).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*           Previously filed.

†           Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act of 1933.