Form 10-Q
period 2008-03-31
Isilon Systems, Inc.
filed 2008-05-09
CIK 1373671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
206-315-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 5, 2008, 63,123,151 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Isilon Systems, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2008	April 1, 2007 Restated(2)
	(in thousands, except per share data)
Revenue:
Product	$19,752	$14,966
Services	4,372	2,880

Total revenue	24,124	17,846

Cost of revenue:
Product	8,409	7,760
Services (1)	2,820	1,508

Total cost of revenue	11,229	9,268

Gross profit	12,895	8,578

Operating expenses:
Research and development (1)	5,490	4,674
Sales and marketing (1)	11,800	9,009
General and administrative (1)	6,396	2,876

Total operating expenses	23,686	16,559

Loss from operations	(10,791)	(7,981)

Other income (expense), net
Interest income and other	802	1,164

Total other income, net	802	1,164

Loss before income tax expense	(9,989)	(6,817)

Income tax expense	(109)	(39)

Net loss	$(10,098)	$(6,856)

Net loss per common share, basic and diluted	$(0.16)	$(0.11)
Shares used in computing basic and diluted net loss per common share	62,749	60,733

(1) Includes stock-based compensation as follows:
Cost of revenue	$60	$19
Research and development	181	99
Sales and marketing	631	152
General and administrative	425	188

    (2)      See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	As of
	March 31, 2008	December 30, 2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$38,580	$38,999
Marketable securities	40,052	46,862
Trade receivables, net of allowances of $331 and $324, respectively	17,798	20,152
Inventories	12,820	9,430
Other current assets	6,121	5,524
Total current assets	115,371	120,967

Property and equipment, net	10,442	10,571
Total assets	$125,813	$131,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,515	$10,962
Accrued liabilities	6,698	5,182
Accrued compensation and related benefits	4,594	5,180
Deferred revenue	13,668	12,392
Total current liabilities	35,475	33,716

Deferred revenue, net of current portion	6,935	5,819
Deferred rent, net of current portion	3,374	3,414
Total liabilities	45,784	42,949

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	192,571	191,254
Accumulated other comprehensive loss	145	(76)
Accumulated deficit	(112,688)	(102,590)
Total stockholders' equity	80,029	88,589
Total liabilities and stockholders' equity	$125,813	$131,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2008	April 1, 2007 Restated(1)

Cash flows from operating activities
Net loss	$(10,098)	$(6,856)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,518	1,181
Amortization of discount on marketable securities	(79)	—
Stock-based compensation expense	1,297	458
Changes in operating assets and liabilities:
Accounts receivable, net	2,354	3,297
Inventories	(3,390)	(661)
Other current assets	(584)	(1,795)
Accounts payable	(943)	5,469
Accrued liabilities, compensation payable and deferred rent	959	(606)
Deferred revenue	2,392	852

Net cash (used in) provided by operating activities	(6,574)	1,339

Cash flows from investing activities
Purchases of property and equipment	(812)	(1,214)
Purchases of marketable securities	(9,078)	—
Proceeds from sales and maturities of marketable securities	16,050	—

Net cash provided by (used in) investing activities	6,160	(1,214)

Cash flows from financing activities
Proceeds from issuance of common stock, option exercises	—	17
Repurchases of unvested common stock	(13)	—
Payment of offering costs	—	(600)

Net cash used in financing activities	(13)	(583)

Effect of exchange rate changes on cash and cash equivalents	8	(3)
Net decrease in cash and cash equivalents	(419)	(461)
Cash and cash equivalents at beginning of period	38,999	99,899
Cash and cash equivalents at end of period	$38,580	$99,438

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Isilon Systems, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007. Certain information and disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

These financial statements reflect all adjustments, which in the opinion of the Company’s management, are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2008. During fiscal 2007, the Company operated on a 52/53-week fiscal year ending on the Sunday closest to December 31. Accordingly, the Company’s fiscal year 2007 ended on December 30, 2007. Beginning in fiscal 2008, the Company operates on a calendar year end with fiscal year 2008 ending on December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include accounting for revenue, the allowance for doubtful accounts, obsolete and excess inventory, the valuation allowance for deferred tax assets, and the valuation of stock-based compensation expense. Some of these estimates require difficult, subjective or complex judgments about matters that are uncertain. Actual results could differ from those estimates.

Concentration of Risks

    The Company’s cash and cash equivalents are invested with financial institutions in deposits that may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the institutions are financially sound and, accordingly, that minimal credit risk exists.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

    The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses. During the three months ended March 31, 2008, no single customer represented more than 10% of revenue and only one customer represented 16% of total revenue for the three months ended April 1, 2007.  For the period ended March 31, 2008, one customer represented approximately 14% of total net accounts receivable and no customers represented more than 10% of total net accounts receivable as of December 30, 2007.

The Company is dependent on a single contract manufacturer for its products, and some of the key components in the Company’s products come from single or limited sources of supply.

Revenue Recognition

The Company derives its revenue from sales of its products and services. Product revenue consists of revenue from sales of systems and software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

The Company’s software is integrated with industry standard hardware and is essential to the functionality of the integrated system product. The Company provides unspecified software updates and enhancements related to its products through service contracts. As a result, the Company accounts for revenue in accordance with AICPA Statement of Position No. 97-2,  Software Revenue Recognition, or SOP 97-2, as amended by Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions , or SOP 98-9, for all transactions involving the sale of software. The Company recognizes product revenue when it has entered into an arrangement with a customer, delivery has occurred, the fee is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is reasonably assured.

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

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Sales generally consist solely of hardware and software products and support services. The Company has established vendor specific objective evidence, or VSOE, for the fair value of its support services as measured by the renewal prices offered to and paid by its customers. The Company uses the residual method, as allowed by SOP 98-9, to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered element, support services, is deferred and the remaining portion of the sales amount is recognized as product revenue. This product revenue is recognized upon shipment, based on freight terms, assuming all other criteria for recognition discussed above have been met. The fair value of the support services is recognized as services revenue on the straight-line method over the term of the related support period, which is typically one to three years.

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

The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award under SFAS 123(R). The Company calculated the expected term based on the provisions outlined in SFAS 123(R), which, for options granted in the three months ended March 31, 2008, resulted in an expected term of approximately four years. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available.

During the three months ended March 31, 2008 and April 1, 2007, the Company recorded non-cash stock-based compensation expense of $1.3 million and $458,000, respectively. As of March 31, 2008, the Company’s total unrecognized compensation cost related to stock-based awards granted since January 2, 2006 was $17.5 million, which will be recognized over the weighted-average remaining requisite service period of approximately 3.0 years. The Company recorded no tax benefit related to these options during the three months ended March 31, 2008 since the Company currently maintains a full valuation allowance on its net deferred tax assets. In future periods, stock-based compensation expense is expected to increase as the Company records expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-b, Fair Value Measurements, or FSP 157-2, Effective Date of FASB Statement No. 157 or FSP 157-2, delays the effective date of SFAS 157 until January 1, 2009, for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among others: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, or SFAS 141R and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160.  SFAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company believes that the adoption of SFAS 141R or SFAS 160 will not have a material effect on its consolidated financial statements.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

2. Restatement of Consolidated Financial Statements

Restatement of Previously Issued Consolidated Financial Statements

On February 29, 2008, the Company announced that its Board of Directors, based upon the recommendation of the Audit Committee, determined that the Company should restate its financial statements for the fiscal year ended December 31, 2006, and for the first and second quarters of fiscal 2007, ended April 1, 2007 and July 1, 2007, respectively.  As announced on November 8, 2007, the Company's Audit Committee, assisted by independent forensic accountants and legal advisors, had been conducting an independent investigation of certain of its sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition, and whether the Company's internal controls relating to revenue recognition are sufficient.

 The Company filed its Annual Report on Form 10-K for the year ended December 30, 2007, in which the Company restated its consolidated financial statements for the fiscal year ended December 31, 2006 and the quarterly periods ended April 1, and July 1, 2007 as a result of errors in those financial statements. The Company did not amend any of its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q that were filed prior to the filing of our 2007 Form 10-K and Form 10-Q for the period ended September 30, 2007 with the Securities and Exchange Commission on April 2, 2008. These previously filed annual or quarterly reports covering the periods affected by our restatement should not be relied upon.

Summary of the Restatement Adjustments

    As a result of the Audit Committee’s investigation, the Company identified errors in its previous recognition of revenue. The restatement adjustments did not affect the Company's previously reported cash, cash equivalents, or short-term investment balances in any of the periods being restated. Information about the impact of the restatement on the Company's previously filed fiscal year ended December 31, 2006, and the first and second quarters of fiscal 2007, ended April 1, and July 1, 2007, respectively is provided in Part I, Explanatory Note of the Company’s Annual Report on Form 10-K for the year ended December 30, 2007. Unless otherwise indicated, all financial information in this Form 10-Q gives effect to the restatement.

    The following tables summarize the impact of the restatement on the Company’s financial statements for the three months ended April 1, 2007.

	Three Months Ended
	April 1, 2007
	As previously
	reported	Adjustments	As restated
	(in thousands, except per share data)
Statement of Operations
Total revenue	$21,607	$(3,761)	$17,846
Total cost of revenue	9,837	(569)	9,268
Total operating expenses	16,645	(86)	16,559
Loss from operations	(4,875)	(3,106)	(7,981)
Net loss	(3,750)	(3,106)	(6,856)
Net loss per common share, basic and diluted	$(0.06)	$(0.05)	$(0.11)

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

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

	As of
	March 31,	April 1,
	2008	2007

Options to purchase common stock	7,867,512	6,871,554
Common stock subject to vesting provisions	142,319	658,400
Common stock purchaseable under Employee Stock Purchase Plan	—	8,964
Warrants to purchase common stock	129,992	129,992
	8,139,823	7,668,910

4. Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2008 and April 1, 2007, was $9.9 million and $6.9 million, respectively. The other components of comprehensive loss during the three months ended March 31, 2008 and April 1, 2007, aside from net loss for the periods reported, were net unrealized gains and losses on marketable securities of $83,000 and $0, respectively and foreign currency translation adjustments of $138,000 and $5,000, respectively.

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

Marketable securities totaled $40.0 million as of March 31, 2008 and consisted of investments in commercial paper, corporate bonds and notes, and U.S. government securities. There were no realized gains or losses on the sales of marketable securities for the three months ended March 31, 2008 and April 1, 2007. Gross unrealized gains and losses at March 31, 2008 were not significant.

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

Fair Value Measurements

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its marketable securities.

The Company’s cash equivalents and marketable securities instruments are classified within Level 1and Level 2 of the fair value hierarchy because they are valued using quoted market prices or broker, dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, commercial paper, and state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Fair value hierarchy of our cash equivalents and marketable securities in connection with our adoption of SFAS No. 157 (in thousands) are as follows:

	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs
	(Level 1)	(Level 2)
Cash Equivalents:
Money market fund	$14,112	$—
U.S. government debt securities	16,595	—
Commercial paper	—	996
	$30,707	$996
Marketable securities:
U.S. government debt securities	$34,381	$—
Corporate debt securities	—	1,997
Commercial paper	—	3,674
	$34,381	$5,671

  6. Inventories

The Company outsources the manufacturing of its products to a contract manufacturer that assembles each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components. The Company reduces inventory to its estimated net realizable value by reserving for excess and obsolete inventories determined primarily based on historical usage, forecasted demand and evaluation unit conversion rate and age. Inventories have been reduced by $1.5 million and $934,000 as of March 31, 2008 and December 30, 2007, respectively.

Inventories consist of the following:

	As of
	March 31,	December 30,
	2008	2007
	(in thousands)
Component parts	$1,001	$154
Finished goods	8,028	5,989
Evaluation units	3,791	3,287
	$12,820	$9,430

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
7. Property and Equipment

Property and equipment, net, consist of the following:

	As of
	March 31,	December 30,
	2008	2007
	(in thousands)
Software and computer equipment	$13,907	$12,820
Furniture, office equipment and other	6,624	6,356
Leasehold improvements	5,099	5,040
	25,630	24,216

Less: accumulated depreciation and amortization	(15,188)	(13,645)
	$10,442	$10,571

Depreciation and amortization expense was $1.5 million and $1.2 million for the three months ended March 31, 2008 and April 1, 2007, respectively.

8. Stockholders’ Equity

Stock Options and Unvested Common Stock

The Company accounts for cash received for the purchase of unvested shares of common stock or the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities. As of March 31, 2008 and December 30, 2007, there were 142,319 and 187,952 unvested shares, respectively, of the Company’s common stock outstanding and $155,000 and $189,000, respectively, of the related recorded liability.

Detail related to activity of unvested shares of common stock is as follows:

	Number of	Weighted-Average
	Unvested Shares	Exercise/Purchase
	Outstanding	Price
Balance as of December 30, 2007	187,952	$1.00
Issued	—	$—
Vested	(29,655)	$0.70
Repurchased	(15,978)	$0.82
Balance as of March 31, 2008	142,319	$1.08

Detail related to stock option activity is as follows:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price
Balance as of December 30, 2007	8,366,297	$6.24
Options granted	284,750	$5.32
Options exercised	—	$—
Options forfeited	(783,535)	$6.27
Balance as of March 31, 2008	7,867,512	$6.20

The total intrinsic value for options exercised during the three months ended March 31, 2008 and April 1, 2007, was $0 and $693,000, respectively, representing the difference between the estimated fair value of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

The fair value of each employee option on the date of grant was estimated using the Black-Scholes option pricing model under SFAS 123(R). The following assumptions were used for the valuations of options granted to employees during the three months ended March 31, 2008 and April 1, 2007:

Three Months Ended
	March 31, 2008	April 1, 2007
Risk-free interest rate	1.9% - 2.7%	4.5% - 4.8%
Expected term	4 years	4 years
Dividend yield	None	None
Volatility	46%	39%

The Company estimated its expected volatility based on reported market value data for a group of publicly traded companies, which were selected from certain market indices that the Company believes were relatively comparable after consideration of their size, industry, stage of lifecycle, profitability, growth, and risk and return on investment.

The estimated weighted-average grant date fair value of options granted during the three months ended March 31, 2008 and April 1, 2007, with exercise prices that equaled the estimated per share fair value of the Company’s common stock at the date of grant, was $2.00 and $7.58, respectively.

The Company adopted an Employee Stock Purchase Plan (the “2006 ESPP”) in the fourth quarter of 2006. A total of 750,000 shares of the Company’s common stock have been reserved for sale under the 2006 ESPP. Under the 2006 ESPP, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of the Company’s common stock on the applicable purchase date. The first purchase period ended in August 2007 and $429,000 was reclassified to stockholders’ equity which included employee withholdings and the related stock-based compensation expense. Due to the Audit Committee Investigation, the Company was not current with its Form 10-Q and Form 10-K for the periods ending September 30, 2007 and December 30, 2007, respectively.  As such, the Company had to cancel its second purchase period that ended in February 2008 and was unable to start its third purchase period. Therefore, as of March 31, 2008, there are no employee withholdings and related stock-based compensation in the consolidated financial statements.

 9. Income Taxes

As of March 31, 2008, the Company had total net operating loss carryforwards for federal and state income tax purposes of $69.1 million and $34.7 million, respectively. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company’s gross deferred tax assets have been fully offset by a valuation allowance. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2028. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Three Months Ended
	March 31,	April 1,
	2008	2007
		Restated(1)
Income tax at statutory rate	34.0%	34.0%
State taxes, net of federal benefit	2.8	2.1
Permanent difference	(1.4)	(1.6)
Foreign tax rate differential	0.3	—
Other	0.2	—
Change in valuation allowance	(37.0)	(35.1)
Total	(1.1)%	(0.6)%

 (1)  See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Condensed Consolidated Financial Statements.

For three months ended, March 31, 2008 and April 1, 2007, the Company recorded income tax expense of $109,000 and $39,000, respectively, comprised primarily of foreign taxes. The actual expense recorded for each of these respective periods differs from the federal tax benefit at 34% primarily due to current tax expense in foreign jurisdictions and the valuation allowance applied to the tax benefit of U.S. losses.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures, and transition issues. The Company elected to include interest on tax positions as a component of interest expense and penalties as a component of income tax expense. The Company did not have any unrecognized tax benefits as of January 1, 2007 or March 31, 2008.

 As of March 31, 2008, the Company was open to examination in the U.S. federal tax jurisdiction for the 2004 to 2007 tax years and various foreign, state and local jurisdictions for the 2003 to 2007 tax years.

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

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following presents total revenue by geographic region:
	Three Months Ended
	March 31,	April 1,
	2008	2007 Restated(1)
	(in thousands)
North America	$16,728	$12,923
Asia	4,076	3,006
EMEA	3,320	1,611
Other	—	306
Total	$24,124	$17,846

      (1)      See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Condensed Consolidated Financial Statements.

11. Commitments and Contingencies

Purchase Obligations
The Company typically maintains, with its contract manufacturer, a rolling 90-day firm order for products it manufactures for the Company, and these orders may only be rescheduled modified, or cancelled by its contract manufacturer under certain circumstances. The remaining amount on the open purchase order with its contract manufacturer and other partners and suppliers at March 31, 2008 was approximately $5.2 million.

Legal Proceedings
On November 1, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under, as well as under Sections 11 and 15 of the Securities Act of 1933. Substantially similar complaints were filed in the same court on December 12, 2007 and December 17, 2007. These cases, which were subsequently consolidated, purport to be brought on behalf of a class of purchasers and acquirers of the Company's stock during the period December 16, 2006 to October 3, 2007. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing a false and misleading registration statement and prospectus in connection with the Company's December 16, 2006 initial public offering, and by thereafter publicly misrepresenting the Company's current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, the Company's stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys' fees and costs, and injunctive relief.  On April 18, 2008, plaintiffs filed a consolidated amended complaint against the Company, certain of its current and former directors and officers, underwriters and venture capital firms.

In addition, on March 18, 2008, a shareholder derivative action was filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former directors and officers.  The Company was named as a nominal defendant.  The derivative complaint alleges that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects, and by failing to properly account for certain revenues earned in the Company’s fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  A substantially similar complaint was filed in the same court on March 24, 2008.  The revenues referenced in the complaints were the subject of the Company’s restatement of its financial statements for those periods.  The complaint seeks unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature they do not seek monetary damages from the Company.  However, the Company may be required throughout the course of the action to advance the legal fees and costs incurred by the individual defendants.

We are unable to predict the outcome of these cases. A court determination against us could result in significant liability and could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Company has also provided information on a voluntary basis to the Enforcement Division of the Securities and Exchange Commission concerning the Audit Committee's independent investigation and the Company's financial restatement.

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

Restatement of Previously Issued Consolidated Financial Statements

On February 29, 2008, we announced that our Board of Directors, based upon the recommendation of the Audit Committee, determined that we should restate our financial statements for the fiscal year ended December 31, 2006, and for the first and second quarters of fiscal 2007, ended April 1, 2007 and July 1, 2007, respectively, as a result of errors in those financial statements.  As announced on November 8, 2007, our Audit Committee, assisted by independent forensic accountants and legal advisors, conducted an independent investigation of certain of our sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition, and whether our internal controls relating to revenue recognition were sufficient.

Summary of the Restatement Adjustments

As a result of the Audit Committee’s investigation, we identified errors in our previous recognition of revenue. The restatement adjustments did not affect our previously reported cash, cash equivalents, or short-term investment balances in any of the periods being restated.

Selected information about the impact of the restatement on our previously filed first quarter of fiscal 2007 is provided in Part I, Item 1, Note 2 to the notes to the condensed consolidated financial statements. For fiscal year ended December 31, 2006, and the second quarter of fiscal 2007, ended July 1, 2007, information is provided in Part I, Explanatory Note of the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.

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

 New Customers and Repeat Sales Orders.  Our goal is to attract a significant number of new customers and to encourage existing customers to purchase additional products, specifically our higher margin software applications, SyncIQ® , SnapshotIQ™, SmartConnect™, Migration IQ™, and SmartQuotas™. A majority of our customers buy our storage systems and later add additional nodes or software applications as the need arises under our ‘pay-as-you-grow’ model.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management estimates and judgments about matters that are uncertain: revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation, and accounting for income taxes. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations. Although we believe that our estimates and judgments are reasonable under the circumstances, actual results may differ from those estimates. These critical accounting policies are consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

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

	Three Months Ended
	March 31,	April 1,
	2008	2007 Restated(1)
	(dollars in thousands)
Revenue by type:
Product	$19,752	$14,966
Services	4,372	2,880
Total revenue	$24,124	$17,846
% revenue by type:
Product	82%	84%
Services	18	16
Total	100%	100%
Revenue by geography:
Domestic	$16,728	$12,923
International	7,396	4,923
Total revenue	$24,124	$17,846
% revenue by geography:
Domestic	69%	72%
International	31	28
Total	100%	100%
Revenue by sales channel:
Direct	$12,845	$8,463
Indirect	11,279	9,383
Total revenue	$24,124	$17,846
% revenue by sales channel:
Direct	53%	47%
Indirect	47	53
Total	100%	100%

(1)  See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Condensed Consolidated Financial Statements.

Total revenue increased 35% for the three months ended March 31, 2008, from the comparable period in the prior year. This growth was primarily due to an increase in our customer base, expanded product offerings and average order sizes. The number of new customers added for the three months ended March 31, 2008 was 51 representing a 31% decrease from the number of new customers added in the comparable period in the prior year; however since the first quarter of 2007, our total number of customers has increased 67%. We believe our ability to obtain new customers in the first quarter of 2008 was hampered by the uncertainty created by our Audit Committee investigation and the related delinquent status of our NASDAQ listing. A wider range of product offerings and greater overall acceptance of the clustered storage category contributed to both initial and repeat orders from customers. We experience seasonality in our revenue growth based on historical customer demand and therefore expect revenue growth to be higher during the second and fourth quarters of the fiscal year.

The increase in indirect channel revenue was due to the growing market for our products and our focus on expanding our indirect channel sales by hiring dedicated sales managers and expanding our group of value-added resellers. No reseller accounted for more than 10% of our revenue during the first quarter of 2007 and 2008. We plan to continue to expand our relationships with channel partners and over time expect the percent of revenue generated through the channel to grow.

The percentage of our total revenue derived from support services was 18% and 16% for the three months ended March 31, 2008, and April 1, 2007, respectively. As our installed customer base continues to grow, we expect the proportion of services revenue to continue to increase over time in proportion with our total revenue.

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

	Three Months Ended
	March 31,	April 1,
	2008	2007 Restated (1)
	(dollars in thousands)
Cost of revenue:
Product	$8,409	$7,760
Services	2,820	1,508
Total cost of revenue	$11,229	$9,268
Gross margin:
Product	57%	48%
Services	35%	48%
Total gross margin	53%	48%

(1)  See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Condensed Consolidated Financial Statements.

Overall gross margin increased 5 percentage points for the three months ended March 31, 2008, from the comparable period in the prior year. Gross margin for product revenue increased 9 percentage points for the three months ended March 31, 2008, from the comparable period in the prior year. These increases were primarily due to increased customer adoption of our new generation of software applications together with a reduction in component costs. Additionally, after restating our first quarter 2007 results, gross margin for the three months ended April 1, 2007, included product COGS for transactions for which no revenue was recorded, reducing margins by approximately 5%.  Also, all of our software applications carry a higher gross margin than our overall product margin. During the both the first quarters of 2008 and 2007, more than 40% of our new customers purchased one or more of our five software applications.

We have experienced and expect to continue to experience pricing pressures within our industry as the price per megabyte of storage decreases year-over-year. This downward pricing pressure is primarily due to the decreasing prices of disk drives and other industry standard hardware components. Depending on the product type, disk drives can represent approximately one-third of our material cost. Historically, disk drives have decreased in price approximately 30% from year to year. Thus, the decline in product prices that we experienced was more than offset by a greater percentage decrease in cost of product revenue on a per unit basis.  This added to the overall increase in product gross margin the first quarter of 2008 compared with the first quarter of 2007.  We expect gross margin for services to stabilize in the near term.

Gross margin for services revenue decreased 13 percentage points for the three months ended March 31, 2008, from the comparable period in the prior year. Services revenue includes support services for both our software and our hardware products. Software support provides customers with software updates, maintenance releases and patches, which have minimal costs. Hardware support includes Internet access to our technical knowledge database and to technical support personnel, and third-party costs in providing technical support. During the first quarter of 2008, we continued to make investments in our customer service and support structure, including hiring new personnel, and expanding our service organization geographically to enhance the reliability and responsiveness for our customers. As a result, gross margin for services revenue for the first quarter of 2008 decreased from the comparable period in the prior year.

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

Research and Development Expenses. Research and development expenses primarily include personnel costs, prototype expenses, facilities expenses and depreciation of equipment used in research and development. In addition to our United States development teams, we used an offshore development team from a third-party contract engineering provider in Moscow, Russia through the end of fiscal 2007. Research and development expenses are recorded when incurred. We are devoting substantial resources to the development of additional functionality for existing products and the development of new systems and software products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining and improving our competitive position. Accordingly, we expect research and development expenses to continue to increase in total dollars and as a percent of revenue in the near term, although we expect these expenses to decrease as a percentage of total revenue over the next several years.

	Three Months Ended
	March 31,	April 1,
	2008	2007	$ change	% change
Research and development expenses	$5,490	$4,674	$816	17%
Percent of total revenue	23%	26%

   Research and development expenses increased primarily due to an increase in employee headcount to 107 at March 31, 2008 from 99 at April 1, 2007. The absolute dollar increases period-to-period were primarily due to an increase in salaries and benefits, depreciation and facilities expenses, and prototype expenses. Stock-based compensation expense related to research and development increased to $181,000 in the first quarter of 2008 from $99,000 in the first quarter of 2007.

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

	Three Months Ended
	March 31,	April 1,
	2008	2007 Restated(1)	$ change	% change

Sales and marketing expenses	$11,800	$9,009	$2,791	31%
Percent of total revenue	49%	50%

(1)  See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Condensed Consolidated Financial Statements.

    Sales and marketing expenses increased primarily due to an increase in employee headcount to 132 at March 31, 2008 from 120 at April 1, 2007. The absolute dollar increases period-to-period were primarily due to an increase in salaries and benefits, sales commissions, stock-based compensation expense and depreciation and facilities expenses. Stock-based compensation expense related to sales and marketing increased to $631,000 in the first quarter of 2008 from $152,000 in the first quarter of 2007.

    General and Administrative Expenses. General and administrative expenses primarily include personnel costs; facilities expenses related to our executive, finance, human resources, information technology and legal organizations; bad debt expense; public company related  expenses and fees for professional services such as legal, accounting, compliance and information systems. Also included in general and administrative expenses are attorneys’ fees and costs for legal proceedings described in more detail in Part 1, Note 11 in Notes to Condensed Consolidated Financial Statements, as well as, costs associated with our completed Audit Committee investigation. We expect general and administrative expenses to continue to increase in total dollars although we expect these expenses to decrease as a percentage of total revenue over the next several years.  For fiscal 2008, we expect general and administrative expenses to potentially increase as a percentage of revenue as we incur attorneys’ fees and costs in the legal proceedings described in more detail in Part 1, Note 11 in Notes to Condensed Consolidated Financial Statements.

	Three Months Ended
	March 31,	April 1,
	2008	2007 Restated(1)	$ change	% change

General and administrative expenses	$6,396	$2,876	$3,520	122%
Percent of total revenue	27%	16%

(1)  See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Condensed Consolidated Financial Statements.

General and administrative expenses increased primarily due to an increase in employee headcount to 43 at March 31, 2008 from 41 at April 1, 2007. The absolute dollar increases period-to-period were primarily due to an increase in professional services, which includes $2.8 million in professional service fees associated with our Audit Committee investigation and restatement of financial statements, salaries and benefits, and stock-based compensation.  Also, the additional personnel and professional services fees were primarily the result of our ongoing efforts to build the legal, financial, human resources and information technology functions required of a public company, including costs to comply with the Sarbanes-Oxley Act of 2002.  We expect total general and administrative costs to decrease as a percentage of revenue over time. Stock-based compensation expense related to general and administrative increased to $425,000 in the first quarter of 2008 from $188,000 in the first quarter of 2007.

Other Income, Net. Other income, net primarily includes interest income on cash, cash equivalents and marketable securities balances.

	Three Months Ended
	March 31,	April 1,
	2008	2007	$ change
	(in thousands)
Interest income and other	$802	$1,164	$(362)

Other income, net decreased by $362,000 from the first quarter of 2007 to the first quarter of 2008, respectively, due to a decrease in interest income related to our cash, cash equivalents and marketable securities balances during the first quarter of 2008 from the comparable period in the prior year.  The decrease in interest income resulted from a lower cash, cash equivalents and marketable securities balance as well as a decrease in the effective yield due to changing market conditions.

Liquidity and Capital Resources

As of March 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $78.6 million and net accounts receivable of $17.8 million.

The following table shows our working capital and cash and cash equivalents as of the stated dates:

	As of
	March 31,	December 30,
	2008	2007
	(in thousands)
Working capital	$79,896	$87,251
Cash, cash equivalents and marketable securities	78,632	85,861

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended
	March 31,	April 1,
	2008	2007
	(in thousands)
Net cash (used in) provided by operating activities	$(6,574)	$1,339
Net cash provided by (used in) investing activities	6,160	(1,214)
Net cash used in financing activities	(13)	(583)

Cash Flows from Operating Activities

Net cash used in operating activities was $6.6 million during the three months ended March 31, 2008. Net cash used in operating activities consisted primarily of our net loss of $10.1 million, offset by depreciation and amortization expense of $1.5 million and stock-based compensation expense of $1.3 million and net changes in operating assets and liabilities of $788,000. Included in operating cash out flows for the first quarter of 2008 was $934,000 in professional service fees related to our Audit Committee investigation and restatement of financial statements.

Net cash provided by operating activities was $1.3 million during the first quarter of 2007.  Net cash provided by operating activities primarily consisted of our net loss of $6.9 million, offset by $6.6 million in net changes in operating assets and liabilities,  depreciation and amortization expense of $1.2 million and stock-based compensation expense of $458,000 ..

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth and net sales and purchases of marketable securities. Net cash provided by investing activities during the first quarter ended March 31, 2008 was $6.2 million, comprised of $7.0 million of net proceeds from sales and maturities of marketable securities and $812,000 of capital expenditures, primarily related to increased research and development lab equipment and purchases of computer and office equipment to support continued growth. Net cash used in investing activities during the first quarter ended April 1, 2007, related to net capital expenditures of $1.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $13,000 and $583,000 during the first quarters ended March 31, 2008 and April 1, 2007, respectively. In the first quarter of 2008, the net cash used in financing activities related to payments of unvested common stock repurchased during the period. In the first quarter of 2007, the net cash used in financing activities primarily related to payments of previously accrued public offering costs of $600,000, offset by $17,000 in proceeds from issuance of common stock.

We believe that our $78.6 million of cash, cash equivalents and marketable securities at March 31, 2008, will be sufficient to fund our projected operating requirements for at least twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the cost of legal defense related to our shareholder lawsuits, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, potential acquisitions of new businesses, and the continuing market acceptance of our products.

Contractual Obligations

As of March 31, 2008, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2014. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K for the year ended December 30, 2007.

We outsource the manufacturing of our products to a contract manufacturer in which we typically maintain a rolling 90-day firm order based on production forecast. These orders may only be rescheduled, modified, or cancelled by Flextronics under certain circumstances. The remaining amount on the open purchase order with our contract manufacturer and other partners and suppliers at March 31, 2008 was approximately $5.2 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-b, Fair Value Measurements, or FSP 157-2, Effective Date of FASB Statement No. 157 or FSP 157-2 delays the effective date of SFAS 157 until January 1, 2009, for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among others: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141R and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160.  SFAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We believe that the adoption of SFAS 141R or SFAS 160 will not have a material effect on our consolidated financial statements.
 .

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

A description of our quantitative and qualitative disclosures about market risks is set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 30, 2007 with the Securities and Exchange Commission on April 2, 2008.

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”.  Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, to allow timely decisions regarding required disclosure. Based upon this evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of March 31, 2008.

b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended March 31, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings

    On November 1, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under, as well as under Sections 11 and 15 of the Securities Act of 1933. Substantially similar complaints were filed in the same court on December 12, 2007 and December 17, 2007. These cases, which were subsequently consolidated, purport to be brought on behalf of a class of purchasers and acquirers of the Company's stock during the period December 16, 2006 to October 3, 2007. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing a false and misleading registration statement and prospectus in connection with the Company's December 16, 2006 initial public offering, and by thereafter publicly misrepresenting the Company's current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, the Company's stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys' fees and costs, and injunctive relief.  On April 18, 2008, plaintiffs filed a consolidated amended complaint against the Company, certain of its current and former directors and officers, underwriters and venture capital firms.

In addition, on March 18, 2008, a shareholder derivative action was filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former directors and officers.  The Company was named as a nominal defendant.  The derivative complaint alleges that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects, and by failing to properly account for certain revenues earned in the Company’s fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  A substantially similar complaint was filed in the same court on March 24, 2008.  The revenues referenced in the complaints were the subject of the Company’s restatement of its financial statements for those periods.  The complaint seeks unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature they do not seek monetary damages from the Company.  However, the Company may be required throughout the course of the action to advance the legal fees and costs incurred by the individual defendants.

We are unable to predict the outcome of these cases. A court determination against us could result in significant liability and could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Company has also provided information on a voluntary basis to the Enforcement Division of the Securities and Exchange Commission concerning the Audit Committee's independent investigation and the Company's financial restatement.

ITEM 1A. Risk Factors

   Risks Related to Our Restatement

Matters relating to or arising from our recent restatement and weaknesses in our internal controls, including adverse publicity and potential concerns from our customers and prospective customers, regulatory inquiries, and litigation matters, could have a material adverse effect on our business, revenues, operating results, or financial condition.

As more fully described in Part 1, the Explanatory Note in our Annual Report on Form 10-K, in November 2007, our Audit Committee initiated an independent investigation of certain of our sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition, and whether our internal controls relating to revenue recognition are sufficient.  Our Audit Committee conducted its investigation and review with the assistance of independent counsel and an independent forensic accounting advisor.

On April 2, 2008, we announced the completion of the investigation and filed our Annual Report on Form 10-K for the year ended December 30, 2007, which includes our restated financial statements for the fiscal year ended December 31, 2006, and our restated financial information for the first and second quarters of fiscal 2007, ended April 1, 2007 and July 1, 2007, respectively.   The circumstances and findings of our Audit Committee’s investigation are more fully described in Part 1, the Explanatory Note in our Annual Report on Form 10-K.

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

Litigation and Regulatory Matters

As further described in Part II, Item 1 of this Form 10-Q, we and certain of our executive officers, directors, underwriters and venture capital firms are defendants in a consolidated federal securities class action.  The amended consolidated complaint filed April 18, 2008, alleges, among other things, that certain that defendants violated section 10(b) and 20(a) of the Exchange Act and rule 10b-5 promulgated under the Exchange Act by making false or misleading statements and claims.  In addition, on March 18, 2008, a shareholder derivative action was filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of our current and former directors and officers.  The Company was also named as a nominal defendant.  A substantially similar complaint was filed in the same court on March 24, 2008. The derivative complaints allege that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects, and by failing to properly account for certain revenues earned in our fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.

These matters are in their preliminary stages.  We cannot predict the claims, allegations, class period, or outcome of these matters.  In addition, we cannot provide any assurances that the final outcome of the securities lawsuit or the derivative lawsuits will not have a material adverse effect on our business, results of operations, or financial condition.  We may become subject to additional litigation, regulatory inquires, including potential SEC inquiries, or other proceedings or actions arising out of our Audit Committee’s investigation and the related restatement of our historic financial statements.   Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations.  The adverse resolution of any specific lawsuit or potential regulatory action or proceeding could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

We will continue to be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  In complying with the Act in connection with our Annual Report on Form 10-K for our year ended December 30, 2007, we have expended significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act and expect to continue to expend significant resources in maintaining this compliance.  We cannot be certain that the actions we have taken to improve our internal control over financial reporting will be sufficient or that we will be able to maintain and continue to implement and improve our processes and procedures in the future, which could cause us to be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

Risks Related to Our Business and Industry

We have a history of losses, and we may not achieve profitability in the future.

We have not been profitable in any fiscal period since we were formed. We experienced a net loss of $10.1 million for the three months ended March 31, 2008, and $6.9 million for the three months ended April 1, 2007. As of March 31, 2008, our accumulated deficit was $112.7 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including expenditures for additional sales and marketing and research and development personnel. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added resellers and other distribution partners, which we collectively refer to as channel partners. A substantial portion of our total revenue is currently sold through our channel partners. Therefore, our ability to maintain or grow our revenue will likely depend, in part, on our ability to maintain our arrangements with our existing channel partners and to establish and expand arrangements with new channel partners, and any failure to do so could have a material adverse effect on our future revenue. Additionally, by relying on channel partners, we may have less contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs.

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

We derived approximately 31% and 28% of our total revenue from customers outside the United States in the first quarters of 2008 and 2007, respectively. We have sales and technical support personnel in several countries worldwide. We expect to continue to add personnel in additional countries.  Our various international operations subject us to a variety of risks, including:

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in December 2006 through May 6, 2008, our stock price has fluctuated from a high of $28.50 to a low of $4.51. Factors affecting the trading price of our common stock, some of which are outside our control, include:

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

As of March 31, 2008, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 61.7% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit
Number	Description

10.32 *	Performance-based Incentive Plan for Executive Officers.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1 ‡	Section 1350 Certification of Chief Executive Officer.

32.2 ‡	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISILON SYSTEMS, INC.
Date: May 9, 2008	By:	/s/ Sujal Patel
Sujal Patel
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ William Richter
William Richter
Interim Chief Financial Officer and Vice President of Finance (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.32 *	Performance-based Incentive Plan for Executive Officers.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1 ‡	Section 1350 Certification of Chief Executive Officer.

32.2 ‡	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

‡	Furnished herewith.