Form 10-Q
period 2008-06-30
Isilon Systems, Inc.
filed 2008-08-08
CIK 1373671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2008

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

As of August 4, 2008, 63,720,137shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
Isilon Systems, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2008	2007	2008	2007
		Restated(2)		Restated(2)
Revenue:
Product	$22,657	$19,604	$42,409	$34,570
Services	5,525	3,307	9,897	6,187

Total revenue	28,182	22,911	52,306	40,757

Cost of revenue:
Product	9,155	9,546	17,564	17,306
Services (1)	2,993	1,762	5,813	3,270

Total cost of revenue	12,148	11,308	23,377	20,576

Gross profit	16,034	11,603	28,929	20,181

Operating expenses:
Research and development (1)	5,980	4,730	11,470	9,404
Sales and marketing (1)	12,405	9,820	24,205	18,829
General and administrative (1)	4,064	3,206	10,460	6,082

Total operating expenses	22,449	17,756	46,135	34,315

Loss from operations	(6,415)	(6,153)	(17,206)	(14,134)

Interest income and other	660	1,167	1,462	2,331

Loss before income tax expense	(5,755)	(4,986)	(15,744)	(11,803)

Income tax expense	(64)	(36)	(173)	(75

Net loss	$(5,819)	$(5,022)	$(15,917)	$(11,878)

Net loss per common share, basic and diluted	$(0.09)	$(0.08)	$(0.25)	$(0.19)

Shares used in computing basic and diluted net loss per common share	63,147	61,148	62,947	60,940

(1) Includes stock-based compensation as follows:
Cost of revenue	$18	$25	$78	$44
Research and development	231	222	412	321
Sales and marketing	554	398	1,185	550
General and administrative	693	371	1,118	559

    (2)      See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share data)

	As of
	June 30, 2008	December 30, 2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$43,970	$38,999
Marketable securities	31,097	46,862
Trade receivables, net of allowances of $243 and $324, respectively	18,864	20,152
Inventories	11,595	9,430
Other current assets	6,862	5,524
Total current assets	112,388	120,967

Property and equipment, net	10,558	10,571
Total assets	$122,946	$131,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,400	$10,962
Accrued liabilities	4,392	5,182
Accrued compensation and related benefits	5,814	5,180
Deferred revenue	15,846	12,392
Total current liabilities	36,452	33,716

Deferred revenue, net of current portion	7,444	5,819
Deferred rent, net of current portion	3,302	3,414
Total liabilities	47,198	42,949

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value $0.00001: 250,000 authorized; 63,627 and 62,918 shares issued and outstanding	1	1
Additional paid-in capital	194,447	191,254
Accumulated other comprehensive loss	(193)	(76)
Accumulated deficit	(118,507)	(102,590)
Total stockholders' equity	75,748	88,589
Total liabilities and stockholders' equity	$122,946	$131,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30,	July 1,
	2008	2007
		Restated(1)
Cash flows from operating activities
Net loss	$(15,917)	$(11,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,091	2,447
Amortization of discount on marketable securities	(122)	(30)
Stock-based compensation expense	2,793	1,474
Changes in operating assets and liabilities:
Accounts receivable, net	1,288	503
Inventories, net	(2,164)	(1,653)
Other current assets	(1,273)	(2,681)
Accounts payable	(718)	7,553
Accrued liabilities, compensation payable and deferred rent	(246)	243
Deferred revenue and customer deposits	5,080	2,795
Net cash used in operating activities	(8,188)	(1,227)

Cash flows from investing activities
Purchases of property and equipment	(2,989)	(3,183)
Purchases of marketable securities	(24,068)	(20,832)
Proceeds from maturities of marketable securities	39,870	—
Net cash used in (provided by) investing activities	12,813	(24,015)

Cash flows from financing activities
Proceeds from issuance of common stock	362	203
Repurchases of unvested common stock	(13)	(78)
Payments of offering costs	—	(1,135)
Net cash provided by (used in) financing activities	349	(1,010)

Effect of exchange rate changes on cash and cash equivalents	(3)	1

Net increase (decrease) in cash and cash equivalents	4,971	(26,251)
Cash and cash equivalents at beginning of period	38,999	99,899

Cash and cash equivalents at end of period	$43,970	$73,648

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

These financial statements reflect all adjustments, which in the opinion of the Company’s management, are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2008. During fiscal 2007, the Company operated on a 52/53-week fiscal year ending on the Sunday closest to December 31. Accordingly, the Company’s fiscal year 2007 ended on December 30, 2007. Beginning in fiscal 2008, the Company operates on a calendar year end with fiscal year 2008 ending on December 31, 2008.

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

The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses. During the three and six months ended June 30, 2008, no single customer represented more than 10% of total revenue. Only one customer represented more than 10% of total revenue, specifically, 19% and 18%, during the three and six months ended July 1, 2007, respectively.  Additionally, no single customer represented more than 10% of total net accounts receivable for the periods ended June 30, 2008 or December 30, 2007.

The Company is dependent on a single contract manufacturer for its products, and some of the key components in the Company’s products come from single or limited sources of supply.

Table of Contents                                        Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Revenue Recognition

The Company derives its revenue from sales of its products and services. Product revenue consists of revenue from sales of systems and software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

The Company’s software is essential to the functionality of its integrated system products. The Company provides unspecified software updates and enhancements related to its products through service contracts. As a result, the Company accounts for revenue in accordance with AICPA Statement of Position No. 97-2, Software Revenue Recognition , or SOP 97-2, as amended by Statement of Position No. 98-9,  Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, or SOP 98-9, for all transactions involving the sale of software. The Company recognizes product revenue when it has entered into an arrangement with a customer, delivery has occurred, the fee is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is reasonably assured.

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

The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award under SFAS 123(R). The Company calculated the expected term based on the provisions outlined in SFAS 123(R), which, for options granted in the three and six months ended June 30, 2008, resulted in an expected term of approximately four years. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available.

During the three and six months ended June 30, 2008 and July 1, 2007, the Company recorded non-cash stock-based compensation expense of $1.5 million and $2.8 million and $1.0 million and $1.5 million, respectively. As of June 30, 2008, the Company’s total unrecognized compensation cost related to stock-based awards granted since January 2, 2006 was $20.6 million, which will be recognized over the weighted-average remaining requisite service period of approximately 3.2 years. The Company recorded no tax benefit related to these options during the three and six months ended June 30, 2008 since the Company currently maintains a full valuation allowance on its net deferred tax assets. In future periods, stock-based compensation expense is expected to increase as the Company records expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1, which requires entites to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common stockholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award.  The Company is currently evaluating the impact of adoption FSP EITF 03-6-1 on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-b, Fair Value Measurements, or FSP 157-2, which delayed the effective date of SFAS 157 one year, for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The Company believes that the adoption of FSP 157-2 will not have a material effect on its consolidated financial statements.

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

2. Restatement of Consolidated Financial Statements

Restatement of Previously Issued Consolidated Financial Statements

On February 29, 2008, the Company announced that its Board of Directors, based upon the recommendation of the Audit Committee, determined that the Company should restate its financial statements for the fiscal year ended December 31, 2006, and for the first and second quarters of fiscal 2007, ended April 1, 2007 and July 1, 2007, respectively.  As announced on November 8, 2007, the Company's Audit Committee, assisted by independent forensic accountants and legal advisors, had been conducting an independent investigation of certain of its sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition, and whether the Company's internal controls relating to revenue recognition were sufficient.

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

The following tables summarize the impact of the restatement on the Company’s financial statements for the three and six months ended July 1, 2007.

	Three Months Ended			Six Months Ended
	July 1, 2007			July 1, 2007
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Statement of Operations	(in thousands, except per share data)			(in thousands, except per share data)
Total revenue	$25,116	$(2,205)	$22,911	$46,723	$(5,966)	$40,757
Total cost of revenue	11,999	(691)	11,308	21,836	(1,260)	20,576
Total operating expenses	17,869	(113)	17,756	34,514	(199)	34,315
Loss from operations	(4,752)	(1,401)	(6,153)	(9,627)	(4,507)	(14,134)
Net loss	(3,621)	(1,401)	(5,022)	(7,371)	(4,507)	(11,878)
Net loss per common share, basic and diluted	$(0.06)	$(0.02)	$(0.08)	$(0.12)	$(0.07)	$(0.19)

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

	As of
	June 30,	July 1,
	2008	2007

Options to purchase common stock	9,639,943	8,837,388
Common stock subject to vesting provisions	124,481	332,074
Common stock purchaseable under Employee Stock Purchase Plan	—	27,535
Warrants to purchase common stock	129,992	129,992
	9,894,416	9,326,989

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

4. Comprehensive Loss

Comprehensive loss for the three months ended June 30, 2008 and July 1, 2007, was $6.2 million and $5.1 million, respectively, and for the six months ended June 30, 2008, and July 1, 2007 was $16.0 million and $11.9 million, respectively.  The other components of comprehensive loss for the three and six months ended June 30, 2008 and July 1, 2007, aside from net loss for the periods reported, were net unrealized gains and (losses) on marketable securities of ($169,000) and ($86,000), and $3,000 and $3,000, respectively and foreign currency translation adjustments of $172,000 and $34,000, and $56,000 and $51,000, respectively.

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

Marketable securities totaled $31.1 million as of June 30, 2008 and consisted of investments in commercial paper, corporate bonds and notes, and U.S. government securities. There were no realized gains or losses on the sales of marketable securities for the three and six months ended June 30, 2008.

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

Fair Value Measurements

The Company adopted SFAS No. 157 as of December 31, 2008, which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its marketable securities.

The Company’s cash equivalents and marketable securities instruments are classified within Level 1 and Level 2 of the fair value hierarchy because they are valued using quoted market prices, or broker-dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, commercial paper, and state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

As of June 30, 2008, the fair value hierarchy of our cash equivalents and marketable securities is as follows:

	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs
	(Level 1)	(Level 2)
Cash Equivalents:
Money market fund	$16,440	$—
U.S. government agencies	—	18,860
Commercial paper	—	—
	$16,440	$18,860
Marketable securities:
U.S. government agencies	$—	$29,400
Corporate debt securities	—	799
Commercial paper	—	898
	$—	$31,097

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

6. Inventories

The Company outsources the manufacturing of its products to a contract manufacturer that assembles each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components. The Company reduces inventory to its estimated net realizable value by reserving for excess and obsolete inventories determined primarily based on historical usage, forecasted demand and evaluation unit conversion rate and age. Inventories have been reduced by $1.6 million and $934,000 as of June 30, 2008 and December 30, 2007, respectively.

Inventories consist of the following:

	As of
	June 30,	December 30,
	2008	2007
	(in thousands)
Component parts	$792	$154
Finished goods	7,349	5,989
Evaluation units	3,454	3,287
	$11,595	$9,430

7. Property and Equipment

Property and equipment, net, consist of the following:

	As of
	June 30,	December 30,
	2008	2007
	(in thousands)
Software and computer equipment	$14,987	$12,820
Furniture, office equipment and other	7,194	6,356
Leasehold improvements	5,107	5,040
	27,288	24,216

Less: accumulated depreciation and amortization	(16,730)	(13,645)
	$10,558	$10,571

Depreciation and amortization expense was $1.6 million and $3.1 million and $1.3 million and $2.4 million for the three and six months ended June 30, 2008 and July 1, 2007, respectively.

8. Stockholders’ Equity

Stock Options and Unvested Common Stock

The Company accounts for cash received for the purchase of unvested shares of common stock or the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities. As of June 30, 2008 and December 30, 2007, there were 124,481 and 187,952 unvested shares, respectively, of the Company’s common stock outstanding and $136,000 and $189,000, respectively, of the related recorded liability.

Detail related to activity of unvested shares of common stock is as follows:

	Number of	Weighted-Average
	Unvested Shares	Exercise/Purchase
	Outstanding	Price
Balance as of December 30, 2007	187,952	$1.00
Issued	—	$—
Vested	(47,493)	$0.82
Repurchased	(15,978)	$0.82
Balance as of June 30, 2008	124,481	$1.10

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Detail related to stock option activity is as follows:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price
Balance as of December 30, 2007	8,366,297	$6.24
Options granted	3,184,850	$4.87
Options exercised	(724,479)	$0.50
Options forfeited	(1,186,725)	$6.86
Balance as of June 30, 2008	9,639,943	$6.15

The total intrinsic value for options exercised during the six months ended June 30, 2008, and July 1, 2007, was $3.2 million and $6.2 million, respectively, representing the difference between the estimated fair value of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

The fair value of each employee option on the date of grant was estimated using the Black-Scholes option pricing model under SFAS 123(R). The following assumptions were used for the valuations of options granted to employees during the three and six months ended June 30, 2008 and July 1, 2007:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2008	2007	2008	2007
Risk-free interest rate	2.5% - 3.5%	4.5% - 5.1%	1.9% - 3.5%	4.5% - 5.1%
Expected term	4 years	4 years	4 years	4 years
Dividend yield	None	None	None	None
Volatility	44% - 46%	40% - 41%	44% - 46%	39% - 41%

The Company estimated its expected volatility based on reported market value data for a group of publicly traded companies, which were selected from certain market indices that the Company believes were relatively comparable after consideration of their size, industry, stage of lifecycle, profitability, growth, and risk and return on investment.

The estimated weighted-average grant date fair value of options granted during the six months ended June 30, 2008 and July 1, 2007, with exercise prices that equaled the estimated per share fair value of the Company’s common stock at the date of grant, was $1.89 and $5.18, respectively.

The Company adopted an Employee Stock Purchase Plan (the “2006 ESPP”) in the fourth quarter of 2006. A total of 750,000 shares of the Company’s common stock have been reserved for sale under the 2006 ESPP. Under the 2006 ESPP, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of the Company’s common stock on the applicable purchase date. The first purchase period ended in August 2007 and $429,000 was reclassified to stockholders’ equity which included employee withholdings and the related stock-based compensation expense. Due to the Audit Committee Investigation (Note 2), the Company was not current with its Form 10-Q and Form 10-K for the periods ending September 30, 2007 and December 30, 2007, respectively.  As such, the Company had to cancel its second purchase period that ended in February 2008 and was unable to start its third purchase period. Therefore, as of June 30, 2008, there are no employee withholdings and related stock-based compensation in the consolidated financial statements.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

9. Income Taxes

As of June 30, 2008, the Company had total net operating loss carryforwards for federal and state income tax purposes of $73.5 million and $29.1 million, respectively. The benefits of net operating losses and other deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company’s gross deferred tax assets have been fully offset by a valuation allowance. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2028 and for state purposes between 2009 and 2027. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

For the three and six months ended June 30, 2008 and July 1, 2007, the Company recorded income tax expense of $64,000 and $173,000, and $36,000 and $ 75,000, respectively, comprised primarily of foreign taxes. The actual expense recorded for each of these respective periods differs from the federal tax benefit at 34% primarily due to current tax expense in foreign jurisdictions and the valuation allowance applied to the tax benefit of U.S. losses.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures, and transition issues. The Company elected to include interest on tax positions as a component of interest expense and penalties as a component of income tax expense. The Company did not have any unrecognized tax benefits as of January 1, 2007 or June 30, 2008.

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

The following presents total revenue by geographic region:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2008	2007	2008	2007
		Restated(1)		Restated(1)
	(in thousands)		(in thousands)
United States of America	$20,012	$16,540	$36,740	$29,463
Asia	4,710	3,636	8,786	6,642
EMEA (Europe, Middle East and Africa)	3,460	2,558	6,780	4,169
Other	—	177	—	483

Total	$28,182	$22,911	$52,306	$40,757

      (1)      See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Condensed Consolidated Financial Statements.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

11. Commitments and Contingencies

Purchase Obligations
The Company typically maintains, with its contract manufacturer, a rolling 90-day firm order for products it manufactures for the Company, and these orders may only be rescheduled, modified, or cancelled by its contract manufacturer under certain circumstances. The remaining amount on the open purchase order with its contract manufacturer and other partners and suppliers at June 30, 2008 was approximately $3.6 million.

Legal Proceedings
On November 1, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under, as well as under Sections 11 and 15 of the Securities Act of 1933. Substantially similar complaints were filed in the same court on December 12, 2007 and December 17, 2007. These cases, which were subsequently consolidated, purport to be brought on behalf of a class of purchasers and acquirers of the Company's stock during the period December 16, 2006 to October 3, 2007. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing a false and misleading registration statement and prospectus in connection with the Company's December 16, 2006 initial public offering, and by thereafter publicly misrepresenting the Company's current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, the Company's stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys' fees and costs, and injunctive relief.  On April 18, 2008, plaintiffs filed a consolidated amended complaint against the Company, certain of its current and former directors and officers, underwriters and venture capital firms.   On June 16, 2008, the Company and the other defendants moved to dismiss the consolidated amended complaint.  Plaintiffs’ oppositions to these motions were filed on July 31, 2008.  Defendants’ reply briefs in support of their motions are due August 27, 2008.

In addition, on March 18, 2008, a shareholder derivative action was filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former directors and officers.  The Company was named as a nominal defendant.  The derivative complaint alleges that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects, and by failing to properly account for certain revenues earned in the Company’s fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  A substantially similar complaint was filed in the same court on March 24, 2008.  The revenues referenced in the complaints were the subject of the Company’s restatement of its financial statements for those periods.  The complaint seeks unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature, they do not seek monetary damages from the Company.  However, the Company may be required throughout the course of the action to advance the legal fees and costs incurred by the individual defendants.  On April 17, 2008, the court consolidated these actions and appointed lead counsel.  On June 2, 2008, a consolidated complaint was filed.  The Company and the other defendants are not required to respond to the consolidated complaint until September 15, 2008.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding our competitive environment; the anticipated growth of digital content and unstructured data; the expected demand for and benefits of our storage products; our future business plans and growth strategy; pricing pressures and fluctuations; our ability to improve existing products and to develop new and future products; our ability to attract new customers; our anticipated revenue and expenses; our ability to add value-added resellers and distributors and to sell our products internationally; our ability to realize operating leverage and realize efficiencies in our sales model by leveraging partners and selling to existing customers; seasonality in our business; anticipated results of potential or actual litigation; statements relating to our financial restatement and the remediation of our internal controls; the anticipated sufficiency of our current office space and ability to find additional space as needed; anticipated development or acquisition of intellectual property and resulting benefits; expected impacts of changes in accounting rules, including the impact on deferred tax benefits; the impact of governmental regulation; employee hiring and retention, including anticipated reductions in force and headcount; the future payment of dividends, use of cash, cash needs and ability to raise capital; and potential liability from contractual relationships. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Selected information about the impact of the restatement on our previously filed second quarter of fiscal 2007 is provided in Part I, Item 1, Note 2 to the notes to the condensed consolidated financial statements contained herein. For fiscal year ended December 31, 2006, and the first quarter of fiscal 2007, ended April 1, 2007, information is provided in Part I, Explanatory Note of the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.

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

 New Customers and Repeat Sales Orders.  Our goal is to attract a significant number of new customers and to encourage existing customers to purchase additional products, specifically our higher margin software applications, SyncIQ® , SnapshotIQ™, SmartConnect™, Migration IQ™, and SmartQuotas™. Many of our customers buy our storage systems and later add additional nodes or software applications as the need arises under our ‘pay-as-you-grow’ model.

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

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2008	2007	2008	2007
		Restated(1)		Restated(1)
	(dollars in thousands)
Revenue by type:
Product	$22,657	$19,604	$42,409	$34,570
Services	5,525	3,307	9,897	6,187
Total revenue	$28,182	$22,911	$52,306	$40,757

% revenue by type:
Product	80%	86%	81%	85%
Services	20	14	19	15
Total	100%	100%	100%	100%

Revenue by geography:
Domestic	$20,012	$16,540	$36,740	$29,463
International	8,170	6,371	15,566	11,294
Total revenue	$28,182	$22,911	$52,306	$40,757

% revenue by geography:
Domestic	71%	72%	70%	72%
International	29	28	30	28
Total	100%	100%	100%	100%

Revenue by sales channel:
Direct	$12,041	$10,602	$24,886	$19,065
Indirect	16,141	12,309	27,420	21,692
Total revenue	$28,182	$22,911	$52,306	$40,757

% revenue by sales channel:
Direct	43%	46%	48%	47%
Indirect	57	54	52	53
Total	100%	100%	100%	100%

    (1)  See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Condensed Consolidated Financial Statements.

Total revenue increased 23% and 28% for the three and six months ended June 30, 2008, from the comparable periods in the prior year. This growth was primarily due to an increase in our customer base, expanded product offerings and software applications and higher average order sizes. Since the second quarter of 2007, our total number of customers has increased 53%; however, the number of new customers added for the three months ended June 30, 2008 was 72, representing a 17% decrease from the number of new customers added in the comparable period in the prior year. We believe our ability to obtain new customers in the first half of 2008 was hampered by the uncertainty created by our Audit Committee investigation and the related delinquent status of our NASDAQ listing. A greater overall acceptance of the clustered storage category and the addition of a number of products since the first half of 2007 contributed to both initial and repeat orders from customers during the first half of 2008. Reorder revenue from existing customers increased to 76% and 77%, for the three and six months ended June 30, 2008, respectively, from 61% and 62% the comparable periods in the prior year. We experience seasonality in our revenue growth based on historical customer demand and therefore expect revenue growth to be higher during the second and fourth quarters of the fiscal year.

The increase in indirect channel revenue was due to the growing market for our products and our focus on enhancing our relationships with our channel partners. No reseller accounted for more than 10% of our revenue during the second quarter and first half of 2008 and 2007. We plan to continue to expand our relationships with channel partners and over time expect the percent of revenue generated through the channel to grow.

The percentage of our total revenue derived from support services was 20% and 19% for the three and six months ended June 30, 2008, and 14% and 15% for the three and six months ended July 1, 2007. The increase in services revenue was a result of increased product sales and first-year technical support sales combined with the renewal of service contracts by existing customers. As our installed customer base grows and since a majority of our customers continue to renew their service contracts, we expect services revenues to continue to grow.

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

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2008	2007	2008	2007
		Restated(1)		Restated(1)
	(dollars in thousands)
Cost of revenue:
Product	$9,155	$9,546	$17,564	$17,306
Services	2,993	1,762	5,813	3,270
Total cost of revenue	$12,148	$11,308	$23,377	$20,576

Gross margin:
Product	59.6%	51.3%	58.6%	49.9%
Services	45.8	46.7	41.3	47.1
Total gross margin	56.9	50.6	55.3	49.5

(1)  See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Condensed Consolidated Financial Statements.

Overall gross margin increased 6 percentage points for both the three and six months ended June 30, 2008, from the comparable periods in the prior year. Gross margin for product revenue increased 8 percentage points and 9 percentage points for the three and six months ended June 30, 2008, from the comparable periods in the prior year. These increases were primarily due to increased customer adoption of our new generation of software applications and lower product discounting together with a reduction in component costs. Additionally, after restating our first quarter 2007 results, gross margin for the six months ended July 1, 2007, included product COGS for transactions for which no revenue was recorded, reducing margins by approximately 2%.  Also, all of our software applications carry a higher gross margin than our overall product margin. During the second quarter and first half of 2008, approximately 60% of our new customers purchased one or more of our five software applications compared to approximately 50% in the comparable periods in the prior year.

We have experienced and expect to continue to experience pricing pressures within our industry as the price per megabyte of storage decreases year-over-year. This downward pricing pressure is primarily due to the decreasing prices of disk drives and other industry standard hardware components. Depending on the product type, disk drives can represent approximately one-third of our material cost. Historically, disk drives have decreased in price approximately 30% from year to year. Thus, the decline in product prices that we experienced was more than offset by a greater percentage decrease in cost of product revenue on a per unit basis.  This added to the overall increase in product gross margin in the second quarter and first half of 2008 from the comparable periods in the prior year.

Gross margin for services revenue decreased 1 percentage point and 6 percentage points for the three and six months ended June 30, 2008, from the comparable periods in the prior year. Services revenue includes support services for both our software and our hardware products and professional services fees. Software support provides customers with software updates, maintenance releases and patches, which have minimal costs. Hardware support includes Internet access to our technical knowledge database and to technical support personnel, and third-party costs in providing technical support. During the first half of 2008, we continued to make investments in our customer service and support structure, including hiring new personnel, and expanding our service organization geographically to enhance the reliability and responsiveness for our customers. As a result, gross margin for services revenue for the second quarter and first half of 2008 decreased from the comparable period in the prior year.

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

	Three Months Ended				Six Months Ended
	June 30,	July 1,			June 30,	July 1,
	2008	2007	$ change	% change	2008	2007	$ change	% change
	(dollars in thousands)				(dollars in thousands)
Research and development expenses	$5,980	$4,730	$1,250	26%	$11,470	$9,404	$2,066	22%
Percent of total revenue	21%	21%			22%	23%

Research and development expenses increased primarily due to an increase in employee headcount to 118 at June 30, 2008 from 105 at July1, 2007. The absolute dollar increases period-to-period were primarily due to an increase in prototype expenses, salaries and benefits and depreciation and facilities expenses.  Stock-based compensation expense related to research and development increased to $231,000 in the second quarter of 2008 from $222,000 in the second quarter of 2007 and to $412,000 in the first half of 2008 from $321,000 in the first half of 2007.

Sales and Marketing Expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, professional services fees, trade shows, marketing programs, facilities and depreciation expenses. We plan to continue to invest heavily in sales and marketing by increasing the size of our field sales force and the number of our channel partners to allow us to expand into existing and new geographic and vertical markets. We also plan to continue to invest in expanding our domestic and international sales and marketing activities and building brand awareness. We expect that sales and marketing expenses will increase in absolute dollars and remain our largest expense category. However, we expect sales and marketing expenses to decrease as a percentage of total revenue in the future due to our expected revenue growth and attainment of economies of scale. Generally, sales personnel are not immediately productive and thus sales and marketing expenses do not immediately result in revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become fully productive. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

	Three Months Ended				Six Months Ended
	June 30,	July 1,			June 30,	July 1,
	2008	2007			2008	2007
		Restated(1)	$ change	% change		Restated(1)	$ change	% change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing expenses	$12,405	$9,820	$2,585	26%	$24,205	$18,829	$5,376	29%
Percent of total revenue	44%	43%			46%	46%

    (1)  See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Condensed Consolidated Financial Statements.

    Sales and marketing expenses increased primarily due to an increase in employee headcount expenses related to hiring of additional senior management, an increase in sales commissions correlated to higher revenues, professional services and a continued increase in stock-based compensation expense.  Stock-based compensation expense related to sales and marketing increased to $554,000 in the second quarter of 2008 from $398,000 in the second quarter of 2007 and to $1.2 million in the first half of 2008 from $550,000 in the first half of 2007.

    General and Administrative Expenses. General and administrative expenses primarily include personnel costs; facilities expenses related to our executive, finance, human resources, information technology and legal organizations; bad debt expense; public company related  expenses and fees for professional services such as legal, accounting, compliance and information systems. Also included in general and administrative expenses are attorneys’ fees and costs for legal proceedings described in more detail in Part 1, Note 11 in Notes to Condensed Consolidated Financial Statements, as well as costs associated with our completed Audit Committee investigation. We expect general and administrative expenses to continue to increase in total dollars although we expect these expenses to decrease as a percentage of total revenue over the next several years.  For fiscal 2008, we expect general and administrative expenses to potentially increase as a percentage of revenue as we incur attorneys’ fees and costs in the legal proceedings described in more detail in Part 1, Note 11 in Notes to Condensed Consolidated Financial Statements.

	Three Months Ended				Six Months Ended
	June 30,	July 1,			June 30,	July 1,
	2008	2007			2008	2007
		Restated(1)	$ change	% change		Restated(1)	$ change	% change
	(dollars in thousands)				(dollars in thousands)
General and administrative expenses	$4,064	$3,206	$858	27%	$10,460	$6,082	$4,378	72%
Percent of total revenue	14%	14%			20%	15%

    (1)  See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Condensed Consolidated Financial Statements.

    For the three months ended June 30, 2008 general and administrative expenses increased from the comparable period in the prior year primarily due to an increase in stock-based compensation and professional services fees for attorneys and costs for legal proceedings described in more detail in Part 1, Note 11.  For the six months ended June 30, 2008 general and administrative expenses increased from the comparable period in the prior year primarily due to professional services fees, which included attorneys’ fees and costs for legal proceedings and $2.8 million in fees associated with our Audit Committee investigation and restatement of financial statements; stock-based compensation and salaries and benefits. Also, the additional personnel and professional services fees were primarily the result of our ongoing efforts to build the legal, financial, human resources and information technology functions required of a public company, including costs to comply with the Sarbanes-Oxley Act of 2002.  We expect total general and administrative costs to decrease as a percentage of revenue over time. Stock-based compensation expense related to general and administrative increased to $693,000 in the second quarter of 2008 from $371,000 in the second quarter of 2007 and to $1.1 million in the first half of 2008 from $559,000 in the first half of 2007.

Other Income, Net. Other income, net primarily includes interest income on cash, cash equivalents and marketable securities balances.

	Three Months Ended			Six Months Ended
	June 30,	July 1,		June 30,	July 1,
	2008	2007	$ change	2008	2007	$ change
	(in thousands)			(in thousands)
Interest income and other	$660	$1,167	$(507)	$1,462	$2,331	$(869)

 Other income, net decreased by $507,000 and $869,000 during the second quarter and first half of 2008 from the comparable periods in the prior year, respectively, due to a decrease in interest income related to our cash, cash equivalents and marketable securities balances during the second quarter of 2008 from the comparable period in the prior year.  The decrease in interest income resulted from a lower cash, cash equivalents and marketable securities balance as well as a decrease in the effective yield due to changing market conditions.

Liquidity and Capital Resources

As of June 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $75.1 million and net accounts receivable of $18.9 million.

The following table shows our working capital and cash and cash equivalents as of the stated dates:

	As of
	June 30,	December 30,
	2008	2007
	(in thousands)
Working capital	$75,936	$87,251
Cash, cash equivalents and marketable securities	75,067	85,681

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended
	June 30,	July 1,
	2008	2007
		Restated(1)
	(in thousands)
Net cash used in operating activities	$(8,188)	$(1,227)
Net cash provided by (used in) investing activities	12,813	(24,015)
Net cash provided by (used in) financing activities	349	(1,010)

Cash Flows from Operating Activities

Net cash used in operating activities during the first half of 2008 consisted primarily of our net loss of $15.9 million, offset by depreciation and amortization expense of $3.1 million, stock-based compensation expense of $2.8 million and net changes in operating assets and liabilities of $2.0 million. Included in operating cash out flows for the first half of 2008 was $3.8 million in professional service fees related to our Audit Committee investigation and restatement of financial statements.

Net cash used in operating activities during the first half of 2007 consisted primarily of our net loss of $11.9 million, offset by $6.7 million in net changes in operating assets and liabilities, depreciation and amortization expense of $2.4 million and stock-based compensation expense of $1.5 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth and net maturities and purchases of marketable securities. Net cash provided by investing activities during first half of 2008 was comprised of $15.8 million of net proceeds from maturities of marketable securities offset by $3.0 million of capital expenditures, primarily related to increased research and development lab equipment and purchases of computer and office equipment to support continued growth. Net cash used in investing activities during the first half of 2007, related to $20.8 million in purchases of marketable securities and net capital expenditures of $3.2 million.

Cash Flows from Financing Activities

In the first half of 2008, the net cash provided by financing activities primarily related to $362,000 in proceeds from issuance of common stock during the period. In the first half of 2007, the net cash used in financing activities primarily related to payments of previously accrued public offering costs of $1.1 million, offset by $200,000 in proceeds from issuance of common stock.

We believe that our $75.1 million of cash, cash equivalents and marketable securities at June 30, 2008, will be sufficient to fund our projected operating requirements for at least twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the cost of legal defense related to our shareholder lawsuits, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, potential acquisitions of new businesses, and the continuing market acceptance of our products.

Contractual Obligations

As of June 30, 2008, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2014. There have been no material changes in our principal lease commitments compared with those discussed in our Annual Report on Form 10-K for the year ended December 30, 2007.

We outsource the manufacturing of our products to a contract manufacturer for which we typically maintain a rolling 90-day firm order based on production forecast. These orders may only be rescheduled, modified, or cancelled by the contract manufacturer under certain circumstances. The remaining amount on the open purchase order with our contract manufacturer and other partners and suppliers at June 30, 2008 was approximately $3.6 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1, which requires entites to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common stockholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award.  We are currently evaluating the impact of adoption FSP EITF 03-6-1 on our consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 157-b, Fair Value Measurements, or FSP 157-2, which delayed the effective date of SFAS 157 one year, for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. We believe that the adoption of FSP 157-2 will not have a material effect on our consolidated financial statements.

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
 .

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

A description of our quantitative and qualitative disclosures about market risks is set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 30, 2007, filed with the Securities and Exchange Commission on April 2, 2008.

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”.  Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, to allow timely decisions regarding required disclosure. Based upon this evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of June 30, 2008.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings

    On November 1, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under, as well as under Sections 11 and 15 of the Securities Act of 1933. Substantially similar complaints were filed in the same court on December 12, 2007 and December 17, 2007. These cases, which were subsequently consolidated, purport to be brought on behalf of a class of purchasers and acquirers of the Company's stock during the period December 16, 2006 to October 3, 2007. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing a false and misleading registration statement and prospectus in connection with the Company's December 16, 2006 initial public offering, and by thereafter publicly misrepresenting the Company's current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, the Company's stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys' fees and costs, and injunctive relief.  On April 18, 2008, plaintiffs filed a consolidated amended complaint against the Company, certain of its current and former directors and officers, underwriters and venture capital firms.   On June 16, 2008, the Company and the other defendants moved to dismiss the consolidated amended complaint.  Plaintiffs’ oppositions to these motions were filed on July 31, 2008.  Defendants’ reply briefs in support of their motions are due August 27, 2008.

In addition, on March 18, 2008, a shareholder derivative action was filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former directors and officers.  The Company was named as a nominal defendant.  The derivative complaint alleges that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects, and by failing to properly account for certain revenues earned in the Company’s fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  A substantially similar complaint was filed in the same court on March 24, 2008.  The revenues referenced in the complaints were the subject of the Company’s restatement of its financial statements for those periods.  The complaint seeks unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature, they do not seek monetary damages from the Company.  However, the Company may be required throughout the course of the action to advance the legal fees and costs incurred by the individual defendants. On April 17, 2008, the court consolidated these actions and appointed lead counsel.  On June 2, 2008, a consolidated complaint was filed.  The Company and the other defendants are not required to respond to the consolidated complaint until September 15, 2008.

We are unable to predict the outcome of these cases. A court determination against us could result in significant liability and could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have also provided information on a voluntary basis to the Enforcement Division of the Securities and Exchange Commission concerning our Audit Committee's independent investigation and our financial restatement.

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

As more fully described in the Explanatory Note in Part 1 of our Annual Report on Form 10-K, in November 2007, our Audit Committee initiated an independent investigation of certain of our sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition, and whether our internal controls relating to revenue recognition were sufficient.  Our Audit Committee conducted its investigation and review with the assistance of independent counsel and an independent forensic accounting advisor.

On April 2, 2008, we announced the completion of the investigation and filed our Annual Report on Form 10-K for the year ended December 30, 2007, which includes our restated financial statements for the fiscal year ended December 31, 2006, and our restated financial information for the first and second quarters of fiscal 2007, ended April 1, 2007 and July 1, 2007, respectively.   The circumstances and findings of our Audit Committee’s investigation are more fully described in the Explanatory Note in Part 1 of our Annual Report on Form 10-K.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition and could cause the trading price of our common stock to fall dramatically. In our Quarterly Report on Form 10-Q for the period ended September 30, 2007, our Chief Executive Officer and Chief Financial Officer determined that our internal control over financial reporting was not effective.

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

We have not been profitable in any fiscal period since we were formed. We experienced a net loss of $5.8 million and $15.9 million for the three and six months ended June 30, 2008, and $5.0 million and $11.9 million for the three and six months ended July 1, 1007.  As of June 30, 2008, our accumulated deficit was $118.5 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including expenditures for additional sales and marketing and research and development personnel. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

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

Factors that may affect our operating results include:

·	the timing and magnitude of shipments and timing of installations of our products in each quarter;

·	our ability to build and expand our direct sales operations and reseller distribution channels;

·	our ability to build sales backlogs and improve sales linearity;

·	our ability to attract new customers;

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

We derived approximately 29% and 30% of our total revenue from customers outside the United States during the three and six months ended June 30, 2008, respectively. We have sales and technical support personnel in several countries worldwide. We expect to continue to add personnel in additional countries.  Our various international operations subject us to a variety of risks, including:

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

Our corporate headquarters are located in Seattle, Washington, an area that is at heightened risk of earthquake and volcanic events. We may not have adequate business interruption insurance to compensate us for losses that may occur from any such significant events. A significant natural disaster, such as an earthquake or volcanic eruption, could have a material adverse impact on our business, operating results and financial condition. Also, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that these disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition would be adversely affected

Risks Related to Ownership of Our Common Stock

The trading price of our common stock is likely to be volatile.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in December 2006 through August 4, 2008, our stock price has fluctuated from a high of $28.50 to a low of $3.70.  Factors affecting the trading price of our common stock, some of which are outside our control, include:

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

As of June 30, 2008, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 61% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 14, 2008.  At the meeting, stockholders elected three nominees to the Board of Directors.  The results of voting were as follows:

	For	Withheld
Barry J. Fidelman	58,226,397	459,895
Elliott H. Jurgensen, Jr.	57,854,553	831,739
Sujal M. Patel	58,279,389	406,903

There were no abstentions or broker non-votes with respect to the election of directors.

At the annual meeting, stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current 2008 fiscal year.  The vote was 58,530,924 for ratification, 87,021 against ratification, 68,347 abstentions, and no broker non-votes.

ITEM 5. Other Information

    Our insider trading policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of Isilon Systems stock or trading of Isilon systems stock by an independent person (such as a broker or an investment bank) who is not aware of material, nonpublic information at the time of the trade.  In August 2008, two of our executives, including Sujal Patel, our CEO, entered into Rule 10b5-1 trading plans pursuant to which shares of our common stock will be sold for their respective account from time to time in accordance with the provisions of the plans without any further action or involvement by the executive.  Mr. Patel's prior 10b5-1 trading plan will expire on August 18, 2008.

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

ISILON SYSTEMS, INC.
Date: August 7, 2008	By:	/s/ Sujal Patel
Sujal Patel
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ William Richter
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