Form 10-Q
period 2008-09-30
Isilon Systems, Inc.
filed 2008-10-30
CIK 1373671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of October 28, 2008, 63,835,960 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
Isilon Systems, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Product	$24,418	$17,627	$66,827	$52,197
Services	5,914	4,016	15,811	10,203
Total revenue	30,332	21,643	82,638	62,400

Cost of revenue:
Product	9,176	7,059	26,740	24,365
Services (1)	3,810	2,524	9,623	5,794
Total cost of revenue	12,986	9,583	36,363	30,159

Gross profit	17,346	12,060	46,275	32,241

Operating expenses:
Research and development (1)	6,318	5,374	17,788	14,778
Sales and marketing (1)	11,341	11,282	35,546	30,111
General and administrative (1)	4,843	3,687	15,303	9,769
Total operating expenses	22,502	20,343	68,637	54,658

Loss from operations	(5,156)	(8,283)	(22,362)	(22,417)

Interest income and other	398	1,141	1,860	3,472

Loss before income tax expense	(4,758)	(7,142)	(20,502)	(18,945)

Income tax expense	(70)	(41)	(243)	(116)

Net loss	$(4,828)	$(7,183)	$(20,745)	$(19,061)

Net loss per share, basic and diluted	$(0.08)	$(0.12)	$(0.33)	$(0.31)
Shares used in computing basic and diluted net loss per share	63,615	61,771	63,171	61,217

(1) Includes stock-based compensation as follows:
Cost of revenue	$46	$48	$124	$92
Research and development	376	167	788	488
Sales and marketing	470	509	1,655	1,059
General and administrative	681	522	1,799	1,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share data)

	As of
	September 30, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$46,911	$38,999
Marketable securities	29,806	46,862
Trade receivables, net of allowances of $228 and $324, respectively	15,158	20,152
Inventories	10,536	9,430
Other current assets	5,740	5,524
Total current assets	108,151	120,967

Property and equipment, net	10,992	10,571
Total assets	$119,143	$131,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,840	$10,962
Accrued liabilities	4,638	5,182
Accrued compensation and related benefits	5,329	5,180
Deferred revenue	15,786	12,392
Total current liabilities	35,593	33,716

Deferred revenue, net of current portion	7,927	5,819
Deferred rent, net of current portion	3,230	3,414
Total liabilities	46,750	42,949

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value $0.00001; 250,000 shares authorized; 63,816 and 62,918 shares issued and outstanding	1	1
Additional paid-in capital	196,107	191,254
Accumulated other comprehensive loss	(380)	(76)
Accumulated deficit	(123,335)	(102,590)
Total stockholders' equity	72,393	88,589
Total liabilities and stockholders' equity	$119,143	$131,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(20,745)	$(19,061)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,690	3,835
Amortization of discount on marketable securities	(141)	(83)
Stock-based compensation	4,366	2,720
Changes in operating assets and liabilities:
Accounts receivable, net	4,993	4,604
Inventories	(1,197)	(2,683)
Other current assets	(144)	(3,859)
Accounts payable	(1,694)	7,046
Accrued liabilities, compensation payable and deferred rent	(530)	134
Deferred revenue	5,503	5,485

Net cash used in operating activities	(4,899)	(1,862)

Cash flows from investing activities
Purchases of property and equipment	(4,594)	(5,675)
Purchases of marketable securities	(31,665)	(48,333)
Proceeds from sales and maturities of marketable securities	48,677	13,695

Net cash provided by (used in) investing activities	12,418	(40,313)

Cash flows from financing activities
Proceeds from issuance of common stock, option exercises	453	424
Proceeds from issuance of common stock, employee stock purchase plan	—	365
Repurchases of unvested common stock	(13)	(78)
Payments of offering costs	—	(1,135)

Net cash provided by (used in) financing activities	440	(424)

Effect of exchange rate changes on cash and cash equivalents	(47)	6
Net increase (decrease) in cash and cash equivalents	7,912	(42,593)

Cash and cash equivalents at beginning of period	38,999	99,899
Cash and cash equivalents at end of period	$46,911	$57,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Significant Accounting Policies

Organization

Isilon Systems, Inc. (the “Company”) was incorporated in the State of Delaware on January 24, 2001. The Company designs, develops and markets enterprise scale-out clustered storage systems and software for storing, managing and delivering file-based data. The Company began selling its products and services in January 2003. The Company sells systems that generally include a software license, hardware, post-contract customer support, and, in some cases, additional elements.

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

These financial statements reflect all adjustments, which, in the opinion of the Company’s management are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2008. During fiscal 2007, the Company operated on a 52/53-week fiscal year ending on the Sunday closest to December 31. Accordingly, the Company’s fiscal year 2007 ended on December 30, 2007. Beginning in fiscal 2008, the Company operates on a calendar year end with fiscal year 2008 ending on December 31, 2008.

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

The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses. During the three and nine months ended September 30, 2008, no single customer represented more than 10% of total revenue. During the three months ended September 30, 2007, no single customer represented more than 10% of total revenue and during the nine months ended September 30, 2007, only one customer represented more than 10% of total revenue, specifically 12%.  Additionally, one customer represented 10% of total net accounts receivable for the period ended September 30, 2008 and no single customer represented more than 10% of total net accounts receivable for the period ended December 30, 2007.

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

On sales to channel partners, the Company evaluates whether fees are considered fixed or determinable by considering a number of factors, including the Company’s ability to estimate returns, the geography in which a sales transaction originates, payment terms and the Company’s relationship and past history with the particular channel partner.  If fees are not considered fixed or determinable at the time of sale to a channel partner, revenue recognition is deferred until there is persuasive evidence indicating product has sold-through to an end-user.  Persuasive evidence of sell-through may include reports from channel partners documenting sell-through activity, copies of end-user purchase orders, data indicating an order has shipped to an end-user, cash payments, or letters of credit guaranteeing cash payments or other similar information.

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

The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award under SFAS 123(R). The Company calculated the expected term based on the provisions outlined in SFAS 123(R), which, for options granted in the three and nine months ended September 30, 2008, resulted in an expected term of approximately four years. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available.

During the three and nine months ended September 30, 2008 and September 30, 2007, the Company incurred non-cash stock-based compensation expense of $1.6 million and $1.2 million and $4.4 million and $2.7 million, respectively. As of September 30, 2008, the Company’s total unrecognized compensation cost related to stock options granted since January 2, 2006 was $19.3 million, which will be recognized over the weighted-average remaining requisite service period of approximately 3.1 years. The Company recorded no tax benefit related to these options during the three and nine months ended September 30, 2008 since the Company currently maintains a full valuation allowance on its net deferred tax assets. In future periods, stock-based compensation expense is expected to increase as the Company records expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP 157-3. FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, in determining the fair values of assets or liabilities in a market that is not active. FSP 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. The Company has adopted FSP 157-3 for the period ended September 30, 2008; however, the adoption did not result in a material impact on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities, or FSP 03-6-1, which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common stockholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award.  The Company believes that the adoption of FSP 03-6-1 will not have a material effect on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Fair Value Measurements, or FSP 157-2, which delayed the effective date of SFAS 157 one year, for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will adopt FSP 157-2 in the first quarter of fiscal year 2009 and believes that it will not have a material effect on its consolidated financial statements.

2. Restatement of Consolidated Financial Statements

Restatement of Previously Issued Consolidated Financial Statements

On February 29, 2008, the Company announced that its Board of Directors, based upon the recommendation of the Audit Committee, determined that the Company should restate its financial statements for the fiscal year ended December 31, 2006, and for the first and second quarters of fiscal 2007, ended April 1, 2007, and July 1, 2007, respectively.  As announced on November 8, 2007, the Company's Audit Committee, assisted by independent forensic accountants and legal advisors, had been conducting an independent investigation of certain of its sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition, and whether the Company's internal controls relating to revenue recognition were sufficient.

 The Company filed its Annual Report on Form 10-K for the year ended December 30, 2007, in which the Company restated its consolidated financial statements for the fiscal year ended December 31, 2006 and the quarterly periods ended April 1 and July 1, 2007 as a result of errors in those financial statements. The Company did not amend any of its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q that were filed prior to the filing of its 2007 Form 10-K and Form 10-Q for the period ended September 30, 2007, with the Securities and Exchange Commission on April 2, 2008. These previously filed annual or quarterly reports covering the periods affected by its restatement should not be relied upon.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

3. Net Loss Per Share

Basic and diluted net loss per share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. Basic net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period that are not subject to vesting provisions. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have had an anti-dilutive effect:

	As of
	September 30,
	2008	2007

Options to purchase common stock	9,644,109	8,578,890
Common stock subject to vesting provisions	106,643	235,212
Common stock purchaseable under Employee Stock Purchase Plan	33,225	24,402
Warrants to purchase common stock	129,992	129,992
	9,913,969	8,968,496

4. Comprehensive Loss

Comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net loss	$(4,828)	$(7,183)	$(20,745)	$(19,061)
Unrealized gain/(loss) on marketable securities	(97)	63	(183)	60
Foreign currency translation adjustment	(87)	(55)	(121)	(106)
Total comprehensive loss	$(5,012)	$(7,175)	$(21,049)	$(19,107)

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

Marketable securities totaled $29.8 million as of September 30, 2008, and consisted of investments in commercial paper, corporate bonds and notes, and U.S. government securities. There were no realized gains or losses on the sales of marketable securities for the three and nine months ended September 30, 2008.

The fair value of the Company’s marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, management believes that these instruments are not subject to significant market or interest rate risk.  Investments in fixed rate, interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of the Company's investments, anticipated declining interest rates will negatively impact the Company’s investment income.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

 Fair Value Measurements

The Company adopted SFAS No. 157 as of December 31, 2008, which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its marketable securities.

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

As of September 30, 2008, the fair value hierarchy of our cash equivalents and marketable securities is as follows:

	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs
	(Level 1)	(Level 2)
	(in thousands)
Cash Equivalents:
Money market fund	$24,656	$—
U.S. government agencies	—	11,787
Commercial paper	—	498
	$24,656	$12,285
Marketable securities:
U.S. government agencies	$—	$25,448
Corporate debt securities	—	2,370
Commercial paper	—	1,988
	$—	$29,806

 6. Inventories

The Company outsources the manufacturing of its products to a contract manufacturer that assembles each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components. The Company reduces inventory to its estimated net realizable value by reserving for excess and obsolete inventories determined primarily based on historical usage, forecasted demand, and evaluation unit conversion rate and age. Inventories have been reduced by $1.7 million and $934,000 as of September 30, 2008, and December 30, 2007, respectively.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Inventories consist of the following:

	As of
	September 30,	December 30,
	2008	2007
	(in thousands)
Component parts	$51	$154
Finished goods	6,752	5,989
Evaluation units	3,733	3,287
	$10,536	$9,430

7. Property and Equipment

Property and equipment, net, consist of the following:

	As of
	September 30,	December 30,
	2008	2007
	(in thousands)
Software and computer equipment	$16,496	$12,820
Furniture, office equipment and other	7,605	6,356
Leasehold improvements	5,151	5,040
	29,252	24,216

Less: accumulated depreciation and amortization	(18,260)	(13,645)
	$10,992	$10,571

Depreciation and amortization expense was $1.6 million and $4.7 million for the three and nine months ended September 30, 2008, respectively, and $1.4 million and $3.8 million for the three and nine months ended September 30, 2007, respectively.

8. Stockholders’ Equity

Stock Options and Unvested Common Stock

The Company accounts for cash received for the purchase of unvested shares of common stock or the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities. As of September 30, 2008 and December 30, 2007, there were 106,643 and 187,952 unvested shares, respectively, of the Company’s common stock outstanding and $118,000 and $189,000, respectively, of the related recorded liability.

Detail related to activity of unvested shares of common stock is as follows:

	Number of	Weighted-Average
	Unvested Shares	Exercise/Purchase
	Outstanding	Price
Balance as of December 30, 2007	187,952	$1.00
Issued	—	$—
Vested	(65,331)	$0.87
Repurchased	(15,978)	$0.82
Balance as of September 30, 2008	106,643	$1.11

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Detail related to stock option activity is as follows:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price
Balance as of December 30, 2007	8,366,297	$6.24
Options granted	3,956,250	$4.85
Options exercised	(913,457)	$0.50
Options forfeited	(1,764,981)	$7.10
Balance as of September 30, 2008	9,644,109	$6.06

The total intrinsic value for options exercised during the nine months ended September 30, 2008, and September 30, 2007, was $4.0 million and $10.2 million, respectively, representing the difference between the estimated fair value of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

The fair value of each employee option on the date of grant was estimated using the Black-Scholes option pricing model under SFAS 123(R). The following assumptions were used for the valuations of options granted to employees during the three and nine months ended September 30, 2008, and September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.2% - 3.1%	4.2% - 4.9%	1.9% - 3.5%	4.2% - 5.1%
Expected term	4 years	4 years	4 years	4 years
Dividend yield	None	None	None	None
Volatility	47% - 49%	40%	44% - 49%	39% - 41%

The Company estimated its expected volatility based on reported market value data for a group of publicly traded companies, which were selected from certain market indices that the Company believes were relatively comparable after consideration of their size, industry, stage of lifecycle, profitability, growth, and risk and return on investment.

The estimated weighted-average grant date fair value of options granted during the nine months ended September 30, 2008, and September 30, 2007, with exercise prices that equaled the estimated per share fair value of the Company’s common stock at the date of grant, was $1.89 and $4.99, respectively.

           The Company adopted an Employee Stock Purchase Plan (the “2006 ESPP”) in the fourth quarter of 2006. A total of 750,000 shares of the Company’s common stock have been reserved for sale under the 2006 ESPP. Under the 2006 ESPP, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of the Company’s common stock on the applicable purchase date. The total liability for the 2006 ESPP, for the purchase period commencing in August 2008, including the related 15% discount, is $147,000 as of September 30, 2008 and is included in accrued compensation and related benefits in the Company’s condensed consolidated balance sheet.

 9. Income Taxes

As of September 30, 2008, the Company had total net operating loss carryforwards for federal and state income tax purposes of $76.9 million, which excludes windfall tax benefits for which a benefit would be recorded in additional paid-in capital when realized, and $30.9 million, respectively. The benefits of net operating losses and other deferred tax assets are dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company’s gross deferred tax assets have been fully offset by a valuation allowance. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2028 and for state purposes between 2009 and 2027. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

For the three and nine months ended September 30, 2008, and September 30, 2007, the Company recorded income tax expense of $70,000 and $41,000, and $243,000 and $116,000, respectively, comprised primarily of foreign taxes. The actual expense recorded for each of these respective periods differs from the federal tax benefit at 34% primarily due to current tax expense in foreign jurisdictions and the valuation allowance applied to the tax benefit of U.S. losses.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures, and transition issues. The Company elected to include interest on tax positions as a component of interest expense and penalties as a component of income tax expense. The Company did not have any unrecognized tax benefits as of January 1, 2007 or September 30, 2008.

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

The following presents total revenue by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
North America	$20,283	$17,393	$57,023	$46,856
Asia	7,021	1,974	15,807	8,616
EMEA (Europe, Middle East and Africa)	3,028	2,078	9,808	6,247
Other	—	198	—	681
Total	$30,332	$21,643	$82,638	$62,400

11. Commitments and Contingencies

Purchase Obligations
The Company typically maintains, with its contract manufacturer, a rolling 90-day firm order for products it manufactures for the Company, and these orders may only be rescheduled, modified, or cancelled by its contract manufacturer under certain circumstances. The remaining amount on the open purchase order with its contract manufacturer and other partners and suppliers at September 30, 2008, was approximately $7.3 million.

The Company will transition its third party customer servicing functions to a new provider during the fourth quarter of 2008. In concurrence with the transition, the Company has agreed to repurchase, at cost, approximately $1.4 million in inventory that was previously sold, at cost, to its current provider.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Legal Proceedings
On November 1, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under, as well as under Sections 11 and 15 of the Securities Act of 1933. Substantially similar complaints were filed later in the same court and all of these cases were subsequently consolidated.  On April 18, 2008, lead plaintiffs filed a consolidated amended complaint against the Company, certain of its current and former directors and officers, underwriters, and venture capital firms.  The consolidated complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired the Company's stock during the period December 16, 2006 to October 3, 2007. Plaintiffs allege that defendants violated the federal securities laws by issuing a false and misleading registration statement and prospectus in connection with the Company's December 16, 2006 initial public offering and by thereafter misrepresenting the Company's current and prospective business and financial results, thereby causing the Company's stock price to be artificially inflated during the purported class period. Plaintiffs seek unspecified compensatory damages, interest, attorneys' fees and costs, and injunctive relief.   On September 30, 2008, the Company and the other defendants moved to dismiss the consolidated amended complaint and that motion is pending.

In addition, on March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former directors and officers.  The Company was named as a nominal defendant.  On April 17, 2008, the court consolidated these actions and appointed lead counsel.  The derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects and by failing to properly account for certain revenues recognized in the Company’s fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature, they do not seek monetary damages from the Company.  However, the Company may be required to advance the legal fees and costs incurred by the individual defendants.   On August 27, 2008, at the request of the parties, the court stayed the consolidated derivative action pending resolution of the motion to dismiss in the securities class action.

The Company is unable to predict the outcome of these cases. A court determination against the Company in the class action, and its indemnity obligations in the derivative actions, could result in significant liability and could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

As previously disclosed, the Company has been cooperating on a voluntary basis in an informal inquiry being conducted by the SEC concerning the Company's prior financial restatement. The SEC has recently issued a formal order of nonpublic investigation and has issued subpoenas to certain of the Company’s former officers. The SEC’s investigation is a nonpublic, fact-finding inquiry to determine if there have been violations of the federal securities laws. The Company is continuing to cooperate voluntarily with the SEC.

In the ordinary course of business, the Company may be a party to litigation and claims, including disputes involving intellectual property rights, commercial agreements and employment rights. Such matters, even if without merit, could result in the expenditure of significant resources.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding our competitive environment and the health of the overall storage sector and impact of U.S. and global macro-economic conditions; the anticipated growth of digital content and unstructured data; the expected demand for and benefits of our storage products; our future business plans and growth strategy; pricing pressures and fluctuations; our ability to improve existing products and to develop new and future products; our ability to attract new customers; our anticipated revenue and expenses; our ability to add value-added resellers and distributors and to sell our products domestically and internationally; our ability to realize operating leverage and realize efficiencies in our sales model by leveraging partners and distributors to sell to new and existing customers; seasonality in our business; anticipated results of potential or actual litigation or regulatory proceedings; statements relating to our financial restatement and the remediation of our internal controls; the anticipated sufficiency of our current office space and ability to find additional space as needed; anticipated development or acquisition of intellectual property and resulting benefits; expected impacts of changes in accounting rules, including the impact on deferred tax benefits; the impact of governmental regulation; employee hiring and retention, including anticipated reductions in force and headcount; the future payment of dividends, use of cash, cash needs and ability to raise capital; and potential liability from contractual relationships. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

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

As a result of our Audit Committee’s investigation, we identified errors in our previous recognition of revenue. The restatement adjustments did not affect our previously reported cash, cash equivalents, or short-term investment balances in any of the periods being restated. Selected information about the impact of the restatement on our previously filed financial statements for fiscal year ended December 31, 2006, and the first and second quarters of fiscal 2007, is provided in Part I, Explanatory Note of the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.

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

We believe we are the leading provider of clustered storage systems for digital content and unstructured data. We sell clustered storage systems that consist of three or more storage nodes. Each node is comprised of our proprietary OneFS operating system software and industry standard hardware components integrated into a self-contained, 3.5-inch or 1.75-inch high, rack-mountable chassis. Customers can scale our clustered storage systems incrementally as their needs grow by purchasing additional nodes or clusters of nodes from us to enhance storage capacity, performance or both. Our future revenue growth will depend upon further penetration of our existing customers as well as expansion of our customer base in existing and other industries that depend upon digital content and unstructured data. We consider the development of direct and indirect sales channels in domestic and international markets a key to our future revenue growth and the global acceptance of our products. We also are dependent on the development, adoption and acceptance of new software and systems to increase our overall margins and achieve profitability.

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

Operating Cash Flow. We closely monitor operating cash flow as a measure of our business performance. Two of the key factors affecting operating cash flow are our ability to generate net income and manage working capital. Increasing inventory turns and reducing days sales outstanding in accounts receivable are both contributors to improving working capital. Our goal is to maximize cash flows while continuing to invest in our business. Our close tracking of operating cash flow allows us to better manage the cash needs of our business.

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

Revenue. We derive our revenue from sales of our products and services. Our customers typically purchase a cluster of our storage devices comprised of three or more nodes and related support services. Each node includes our OneFS® operating system software and industry standard hardware. We offer various systems to meet customer-specific storage capacity and performance requirements. In addition, customers may purchase separate additional software applications for enhanced functionality. Pricing of our products depends, in part, on our cost of goods at the time we determine the overall pricing of our products and the size of the cluster and software modules purchased. We may periodically change the list prices of our storage system products.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Revenue by type:
Product	$24,418	$17,627	$66,827	$52,197
Services	5,914	4,016	15,811	10,203
Total revenue	$30,332	$21,643	$82,638	$62,400

% revenue by type:
Product	81%	81%	81%	84%
Services	19	19	19	16
Total	100%	100%	100%	100%

Revenue by geography:
Domestic	$20,283	$17,393	$57,023	$46,856
International	10,049	4,250	25,615	15,544
Total revenue	$30,332	$21,643	$82,638	$62,400

% revenue by geography:
Domestic	67%	80%	69%	75%
International	33	20	31	25
Total	100%	100%	100%	100%

Revenue by sales channel:
Direct	$13,711	$9,077	$38,597	$28,142
Indirect	16,621	12,566	44,041	34,258
Total revenue	$30,332	$21,643	$82,638	$62,400

% revenue by sales channel:
Direct	45%	42%	47%	45%
Indirect	55	58	53	55
Total	100%	100%	100%	100%

Total revenue increased 40% and 32% for the three and nine months ended September 30, 2008, from the comparable periods in the prior year. This growth was primarily due to reorders from our existing customer base, expanded product offerings and contribution from our recently established international markets, particularly in Asia. Reorder revenue from existing customers increased to 86% and 80%, for the three and nine months ended September 30, 2008, respectively, from 52% and 58% in the comparable periods in the prior year. Since the third quarter of 2007, our total number of customers has increased 43%.

The number of new customers added for the three and nine months ended September 30, 2008 was 56 and 179, representing a 26% and 24% decrease, respectively, from the number of new customers added in the comparable periods in the prior year. We believe our ability to obtain new customers during the first half of 2008 was hampered by the uncertainty created by our internal investigation and related matters, including our delayed SEC filings and the status of our NASDAQ listing. In the third quarter of 2008, we believe typical seasonality and capacity limitations in our sales, channel, and marketing organizations impacted our ability to acquire new customers.  We experience seasonality in our revenue growth based on historical customer demand and therefore expect revenue growth to be higher during the second and fourth quarters of the fiscal year.

The increase in indirect channel revenue dollars was due to the growing market for our products and our focus on enhancing our relationships with our channel partners. No reseller accounted for more than 10% of our revenue during the first nine months of 2008 and 2007. We plan to continue to expand our relationships with channel partners and over time expect the percent of revenue generated through the channel to grow.

The percentage of our total revenue derived from support services was 19% for both the three and nine months ended September 30, 2008, and 19% and 16% for the three and nine months ended September 30, 2007. The increase in services revenue was a result of increased product sales and first-year technical support sales combined with the renewal of service contracts by existing customers. As our installed customer base grows and since a majority of our customers continue to renew their service contracts, we expect services revenues to continue to grow.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Cost of revenue:
Product	$9,176	$7,059	$26,740	$24,365
Services	3,810	2,524	9,623	5,794
Total cost of revenue	$12,986	$9,583	36,363	$30,159

Gross margin:
Product	62%	60%	60%	53%
Services	36	37	39	43
Total gross margin	57	56	56	52

Overall gross margin increased one percentage point and four percentage points for the three and nine months ended September 30, 2008, respectively, from the comparable periods in the prior year. Gross margin for product revenue increased two percentage points and seven percentage points for the three and nine months ended September 30, 2008, from the comparable periods in the prior year. These increases were primarily due to increased customer adoption of our new generation of software applications and lower product discounting together with a reduction in component costs. Additionally, after restating our first quarter 2007 results, gross margin for the nine months ended September 30, 2007, included product COGS for transactions for which no revenue was recorded, reducing margins by approximately 1.5%.  Also, all of our software applications carry a higher gross margin than our overall product margin. During the first nine months of 2008, approximately 60% of our customers purchased one or more of our five software applications compared to approximately 50% in the comparable period in the prior year.

We have experienced and expect to continue to experience pricing pressures within our industry as the price per terabyte of storage decreases year-over-year. This downward pricing pressure is primarily due to the decreasing prices of disk drives and other industry standard hardware components. Depending on the product type, disk drives can represent approximately one-third of our material cost. Historically, disk drives have decreased in price approximately 30% from year to year. The decline in product prices that we experienced was more than offset by a greater percentage decrease in cost of product revenue on a per unit basis.  This added to the overall increase in product gross margin in the third quarter and the first nine months of 2008 from the comparable periods in the prior year.

Gross margin for services revenue decreased one percentage point and four percentage points for the three and nine months ended September 30, 2008, from the comparable periods in the prior year. Services revenue includes support services for both our software and our hardware products and professional services fees. Software support provides customers with software updates, maintenance releases and patches, which have minimal costs. Hardware support includes Internet access to our technical knowledge database and to technical support personnel, and third-party costs in providing technical support. During the first nine months of 2008, we continued to make investments in our customer service and support structure, including hiring new personnel, and expanding our service organization geographically to enhance the reliability and responsiveness for our customers. As a result, gross margin for services revenue for the third quarter and first nine months ended September 30, 2008 decreased from the comparable period in the prior year.
As our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in our customer service and support structure to support this growth. The rate at which we add new customers will affect the amount of these upfront investments. The timing of these additional expenditures could materially affect our cost of revenue, both in absolute dollars and as a percentage of total revenue, in any particular period. This could cause downward pressure on services and total gross margins. We believe that we will experience increases in gross margin as our supply chain reaches economies of scale and as software revenue, which has a higher gross margin, increases as a percent of our total revenue.

Research and Development Expenses. Research and development expenses primarily include personnel costs, prototype expenses, facilities expenses and depreciation of equipment used in research and development. In addition to our United States development teams, we used an offshore development team from a third-party contract engineering provider in Moscow, Russia through the end of fiscal 2007. Research and development expenses are recorded when incurred. We are devoting substantial resources to the development of additional functionality for existing products and the development of new systems and software products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining and improving our competitive position. However, we expect research and development expenses to decrease as a percent of revenue in the next several quarters.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008	2007	$ change	% change	2008	2007	$ change	% change
	(dollars in thousands)				(dollars in thousands)
Research and development expenses	$6,318	$5,374	$944	18%	$17,788	$14,778	$3,010	20%
Percent of total revenue	21%	25%			22%	24%

          Research and development expenses increased primarily due to an increase in employee headcount to 130 at September 30, 2008 from 106 at September 30, 2007. Stock-based compensation expense related to research and development increased to $376,000 in the third quarter of 2008 from $167,000 in the third quarter of 2007 and to $788,000 in the first nine months of 2008 from $488,000 in the first nine months of 2007.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008	2007	$ change	% change	2008	2007	$ change	% change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing expenses	$11,341	$11,282	$59	1%	$35,546	$30,111	$5,435	18%
Percent of total revenue	37%	52%			43%	48%

           Sales and marketing expenses during the three months ended September 30, 2008 were relatively unchanged from the comparable period in the prior year. Sales and marketing headcount increased to 143 at September 30, 2008 from 140 at September 30, 2007. During the nine months ended September 30, 2008, sales and marketing expenses increased primarily due to variable compensation associated with higher revenues, professional services and a continued increase in stock-based compensation expense.  Stock-based compensation expense related to sales and marketing decreased to $470,000 in the third quarter of 2008 from $509,000 in the third quarter of 2007 and increased to $1.7 million in the first nine months of 2008 from $1.1 million in the first nine months of 2007.

General and Administrative Expenses. General and administrative expenses primarily include personnel costs; facilities expenses related to our executive, finance, human resources, information technology and legal organizations; bad debt expense; public company related  expenses; and fees for professional services such as legal, accounting, compliance and information systems. Also included in general and administrative expenses are attorneys’ fees and costs for the legal proceedings described in more detail in Part 1, Note 11 in Notes to Condensed Consolidated Financial Statements, as well as costs associated with our completed Audit Committee’s investigation. We expect general and administrative expenses to continue to increase in total dollars although we expect these expenses to decrease as a percentage of total revenue over the next several years.  For fiscal 2008, we expect general and administrative expenses to potentially increase as a percentage of revenue as we incur attorneys’ fees and costs in the legal proceedings described in more detail in Part 1, Note 11 in Notes to Condensed Consolidated Financial Statements.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008	2007	$ change	% change	2008	2007	$ change	% change
	(dollars in thousands)				(dollars in thousands)
General and administrative expenses	$4,843	$3,687	$1,156	31%	$15,303	$9,769	$5,534	57%
Percent of total revenue	16%	17%			19%	16%

          For the three months ended September 30, 2008, general and administrative expenses increased from the comparable period in the prior year primarily due to an increase in professional services fees for attorneys and costs for the legal proceedings described in more detail in Part 1, Note 11 and stock-based compensation.  For the nine months ended September 30, 2008 general and administrative expenses increased from the comparable period in the prior year primarily due to professional services fees, which included attorneys’ fees and costs for legal proceedings and $2.9 million in fees associated with our Audit Committee investigation and restatement of financial statements; stock-based compensation; and salaries and benefits. The additional personnel and professional services fees were primarily the result of our ongoing efforts to build the legal, financial, human resources and information technology functions required of a public company, including costs to comply with the Sarbanes-Oxley Act of 2002.  We expect total general and administrative costs to decrease as a percentage of revenue over time. Stock-based compensation expense related to general and administrative increased to $681,000 in the third quarter of 2008 from $522,000 in the third quarter of 2007 and to $1.8 million in the first nine months of 2008 from $1.1 million, in the first nine months of 2007.

Interest income and other. Interest income and other primarily includes interest income on cash, cash equivalents and marketable securities balances.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	$ change	2008	2007	$ change
	(dollars in thousands)			(dollars in thousands)
Interest income and other	$398	$1,141	$(743)	$1,860	$3,472	$(1,612)

 Interest income and other decreased by $743,000 and $1.6 million during the three and nine months ended September 30, 2008 from the comparable periods in the prior year. The decrease in interest income resulted from a decrease in market interest rates on our investments as well as a lower cash, cash equivalents and marketable securities balance.

Liquidity and Capital Resources

As of September 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $76.7 million and net accounts receivable of $15.2 million.

The following table shows our working capital and cash and cash equivalents as of the stated dates:

	As of
	September 30,	December 30,
	2008	2007
	(in thousands)
Working capital	$72,558	$87,251
Cash, cash equivalents and marketable securities	76,717	85,861

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(4,899)	$(1,862)
Net cash provided by (used in) investing activities	12,418	(40,013)
Net cash provided by (used in) financing activities	440	(424)

Cash Flows from Operating Activities

Net cash used in operating activities was $4.9 million and $1.9 million during the nine months ended September 30, 2008 and September 30, 2007. Net cash used in operating activities during the first nine months of 2008 consisted primarily of our net loss of $20.7 million, offset by depreciation and amortization expense of $4.7 million, stock-based compensation expense of $4.4 million, and net changes in operating assets and liabilities of $6.9 million. Included in operating cash outflows for the first nine months of 2008 was $3.9 million in professional service fees related to our Audit Committee’s investigation and our restatement of financial statements.

Net cash used in operating activities during the first nine months of 2007 consisted primarily of our net loss of $19.1 million, offset by $10.7 million in net changes in operating assets and liabilities, depreciation and amortization expense of $3.8 million and stock-based compensation expense of $2.7 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth and net maturities and purchases of marketable securities. Net cash provided by investing activities during the first nine months of 2008 was comprised of $17.0 million of net proceeds from maturities of marketable securities offset by $4.6 million of capital expenditures, primarily related to increased research and development lab equipment and purchases of computer and office equipment to support continued growth. Net cash used in investing activities during the first nine months of 2007 related to $34.6 million in net purchases of marketable securities and net capital expenditures of $5.7 million.

Cash Flows from Financing Activities

During the first nine months of 2008, the net cash provided by financing activities primarily related to $453,000 in proceeds from issuance of common stock during the period. During the first nine months of 2007, the net cash used in financing activities primarily related to payments of previously accrued public offering costs of $1.1 million, offset by $789,000 in proceeds from issuance of common stock.

We believe that our $76.7 million of cash, cash equivalents and marketable securities at September 30, 2008, will be sufficient to fund our projected operating requirements for at least twelve months. However, we may need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the cost of legal defense related to our shareholder lawsuits, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, potential acquisitions of new businesses, and the continuing market acceptance of our products.

Contractual Obligations

As of September 30, 2008, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2014. There have been no material changes in our principal lease commitments compared with those discussed in our Annual Report on Form 10-K for the year ended December 30, 2007.

We outsource the manufacturing of our products to a contract manufacturer for which we typically maintain a rolling 90-day firm order based on production forecast. These orders may only be rescheduled, modified, or cancelled by the contract manufacturer under certain circumstances. The remaining amount on the open purchase order with our contract manufacturer and other partners and suppliers at September 30, 2008, was approximately $7.3 million.

We will transition its third party customer servicing functions to a new provider during the fourth quarter of 2008. In concurrence with the transition, we have agreed to repurchase approximately $1.4 million in inventory that was previously sold to our current provider.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP 157-3. FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, in determining the fair values of assets or liabilities in a market that is not active. FSP 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. We adopted FSP 157-3 for the period ended September 30, 2008; however, the adoption did not result in a material impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities, or FSP 03-6-1, which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common stockholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award.  We believe that the adoption of FSP 03-6-1 will not have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, Fair Value Measurements, or FSP 157-2, which delayed the effective date of SFAS 157 one year, for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. We will adopt FSP 157-2 in the first quarter of fiscal year 2009 and believe that it will not have a material effect on our consolidated financial statements.

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

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.”  Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, to allow timely decisions regarding required disclosure. Based upon this evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of September 30, 2008.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings

   On November 1, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against us and certain of our current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under, as well as under Sections 11 and 15 of the Securities Act of 1933. Substantially similar complaints were filed later in the same court and all of these cases were subsequently consolidated.  On April 18, 2008, lead plaintiffs filed a consolidated amended complaint against us, certain of our current and former directors and officers, underwriters, and venture capital firms. The consolidated complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period December 16, 2006 to October 3, 2007. Plaintiffs allege that defendants violated the federal securities laws by issuing a false and misleading registration statement and prospectus in connection with our December 16, 2006 initial public offering and by thereafter misrepresenting our current and prospective business and financial results, thereby causing our stock price to be artificially inflated during the purported class period. Plaintiffs seek unspecified compensatory damages, interest, attorneys' fees and costs, and injunctive relief. On September 30, 2008 we, and the other defendants, moved to dismiss the consolidated amended complaint and that motion is pending.

In addition, on March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of our current and former directors and officers. We were named as a nominal defendant. On April 17, 2008, the court consolidated these actions and appointed lead counsel.  The derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects and by failing to properly account for certain revenues recognized in our fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature, they do not seek monetary damages from the Company.  However, we may be required to advance the legal fees and costs incurred by the individual defendants.  On August 27, 2008, at the request of the parties, the court stayed the consolidated derivative action pending resolution of the motion to dismiss in the securities class action.

We are unable to predict the outcome of these cases. A court determination against us in the class action, and our indemnity obligations in the derivative actions, could result in significant liability and could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

As previously disclosed, we have been cooperating on a voluntary basis in an informal inquiry being conducted by the SEC concerning our prior financial restatement. The SEC has recently issued a formal order of nonpublic investigation and has issued subpoenas to certain of our former officers. The SEC’s investigation is a nonpublic, fact-finding inquiry to determine if there have been violations of the federal securities laws. We are continuing to cooperate voluntarily with the SEC.

In the ordinary course of business, we may be a party to litigation and claims, including disputes involving intellectual property rights, commercial agreements and employment rights. Such matters, even if without merit, could result in the expenditure of significant resources.

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

The investigation and resulting restatement could have a material adverse effect on our relationships with customers and customer prospects, has already resulted in the initiation of securities class action litigation, derivative litigation, and an SEC investigation, and could result in other litigation or regulatory proceedings, any of which could have a material adverse effect on our business, revenues, operating results, or financial condition.  Under Delaware law, our bylaws, and certain indemnification agreements, we may have an obligation to indemnify certain current and former officers and directors in relation to these matters.  Such indemnification may have a material adverse effect on our business, results of operations, and financial condition to the extent insurance does not cover our costs.  The insurance carriers that provide our directors’ and officers’ liability policies may seek to rescind or deny coverage with respect to those pending investigations or actions in whole or in part, or we may not have sufficient coverage under such policies, in which case our business, results of operations, and financial condition may be materially and adversely affected.

Impact on our Business

As a result of the investigation, we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, approximately five months late.  We believe that our competitors have sought and will continue to seek to leverage the restatement and investigation and related litigation and regulatory matters to try and raise concerns about us in the minds of our customers and customer prospects.  Our restatement and related litigation and regulatory matters and other adverse publicity has affected and could continue to affect our relationships with customers and customer prospects and has and could continue to have a material adverse effect on our business, revenues, operating results, and financial condition and cash flows.

Litigation and Regulatory Matters

As further described in this Form 10-Q at Note 11, Commitments and Contingencies / Legal Proceedings and Part II, Other Information / Legal Proceedings, we and certain of our executive officers, directors, underwriters and venture capital firms are defendants in a consolidated federal securities class action.  The amended consolidated complaint filed April 18, 2008, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, as well as under Section 11 and 15 of the Securities Act of 1933.  On September 30, 2008, the Company and the other defendants moved to dismiss the consolidated amended complaint and that motion is pending.  In addition, on March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of our current and former directors and officers.  The Company was also named as a nominal defendant.  The derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects, and by failing to properly account for certain revenues recognized in our fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  On August 27, 2008, at the request of the parties, the court stayed the consolidated derivative action pending resolution of the motion to dismiss in the securities class action.  Also, as previously disclosed, we have been cooperating on a voluntary basis in an informal inquiry being conducted by the SEC concerning our prior financial restatement. The SEC has recently issued a formal order of nonpublic investigation and has issued subpoenas to certain of our former officers. The SEC’s investigation is a nonpublic, fact-finding inquiry to determine if there have been violations of the federal securities laws. We are continuing to cooperate voluntarily with the SEC.

These matters are in preliminary stages and we cannot predict the claims, allegations, class period, or outcome of these matters.  In addition, we cannot provide any assurances that the final outcome of the securities lawsuit or the derivative lawsuits will not have a material adverse effect on our business, results of operations, or financial condition.  We may become subject to additional litigation or regulatory proceedings or actions arising out of our Audit Committee’s investigation and the related restatement of our historic financial statements.   Litigation and regulatory proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations.  The adverse resolution of any specific lawsuit or regulatory action or proceeding could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Risks Related to Our Business and Industry

Changes in economic conditions in the United States and globally could adversely affect our business.

Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in September and October 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The financial crisis has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets.  There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; and inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies.

Moreover, the current uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to negative financial or economic news and events, which could negatively affect product demand and other related matters.  Consequently, demand could be different from our current expectations due to factors including negative changes in general business and economic conditions and/or further tightening or deterioration in global credit markets, either of which could affect consumer confidence, customer acceptance of our and our competitors’ products and changes in customer order patterns including order cancellations.

We have a history of losses, and we may not achieve profitability in the future.

We have not been profitable in any fiscal period since we were formed. We experienced a net loss of $4.8 million and $20.7 million for the three and nine months ended September 30, 2008, and $7.2 million and $19.1 million for the three and nine months ended July 1, 1007.  As of September 30, 2008, our accumulated deficit was $123.3 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including expenditures for additional sales and marketing and research and development personnel. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

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

·	changes in general economic conditions and specific economic conditions in the computer and storage industries;

·	general decrease in global corporate spending on information technology leading to a decline in demand for our products;

·	the ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures and their ability to continue as a going concern;

·	increased customer uncertainty due to the credit crisis and general weakness in the markets;

·	future accounting pronouncements and changes in accounting policies; and

·	geopolitical events such as war or incidents of terrorism.

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

We currently rely on a single contract manufacturer. On December 7, 2007, we provided notice to our initial contract manufacturer, Sanmina-SCI Corporation, of our intent to terminate for convenience the Manufacturing Services Agreement we entered into on February 17, 2006. On September 26, 2008, Sanmina filed a complaint alleging certain contract rights under the agreement. On September 29, 2008, we answered the complaint, denying the operative allegations and asserting a claim for declaratory relief that we have no further obligations under the agreement. We believe that Sanmina’s claims are without merit and we intend to vigorously defend ourselves against such claims.

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

We derived approximately 33% and 31% of our total revenue from customers outside the United States during the three and nine months ended September 30, 2008, respectively. We have sales and technical support personnel in several countries worldwide. We expect to continue to add personnel in additional countries.  Our various international operations subject us to a variety of risks, including:

·	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

·	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

·	the challenge of managing development teams in geographically disparate locations;

·	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in various foreign markets;

·	increased exposure to foreign currency exchange rate risk;

·	reduced protection for intellectual property rights in some countries ; and

·	political and economic instability, including a global recession.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in December 2006 through October 28, 2008, our stock price has fluctuated from a high of $28.50 to a low of $2.47.  Factors affecting the trading price of our common stock, some of which are outside our control, include:

·	variations in our operating results or those of our competitors;

·	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

·	the gain or loss of significant customers;

·	the level of sales in a particular quarter;

·	lawsuits threatened or filed against us;

·	inquiries or investigations by the SEC, Nasdaq, law enforcement or other regulatory bodies;

·	the recruitment or departure of key personnel;

·	changes in the estimates of our operating results or changes in recommendations by any securities analysts who elect to follow our common stock;

·	market conditions in our industry, the industries of our customers and the economy as a whole; and

·	the adoption or modification of regulations, policies, procedures or programs applicable to our business.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. For example, in the past month, macroeconomic conditions have caused unprecedented volatility in the U.S. stock markets. Although such conditions have not been specific to our Company, our stock has experienced similar volatility. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it would likely result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, operating results and financial condition.

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

We completed our initial public offering in December 2006, and the contractual lock-up applicable to our equity holders at the time of our initial public offering expired in September 2007. As a result, additional shares of our common stock have become eligible for sale in the public market, including shares held by directors, executive officers and other affiliates. In addition, outstanding warrants and options to purchase shares of our common stock under our 2001 Stock Plan, 2006 Equity Incentive Plan or 2006 Employee Stock Purchase Plan, as well as additional shares reserved for issuance under our 2006 Equity Incentive Plan have become, and will continue to become, eligible for sale in the public market subject to certain legal and contractual limitations. If a significant portion of these shares are sold, or if it is perceived that they will continue to be sold, the trading price of our common stock could decline substantially.

Insiders continue to have substantial control over us and will be able to influence corporate matters.

As of September 30, 2008, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 61% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

Our insider trading policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of Isilon Systems stock or trading of Isilon systems stock by an independent person (such as a broker or an investment bank) who is not aware of material, nonpublic information at the time of the trade.  In August 2008, a venture capital fund affiliated with one of our directors entered into Rule 10b5-1 trading plan pursuant to which shares of our common stock may be purchased for its respective account from time to time in accordance with the provisions of the plan.

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

ISILON SYSTEMS, INC.

Date: October 30, 2008	By:	/s/ Sujal Patel
Sujal Patel
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ William Richter
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