Form 10-K
period 2008-12-31
Isilon Systems, Inc.
filed 2009-02-20
CIK 1373671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $94,909,888. Shares of voting stock held by each officer and director and by each person who, to the registrant’s knowledge, owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 6, 2009, 63,890,137 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled for April 20, 2009.

Special Note Regarding Forward-Looking Statements

We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. These forward-looking statements include, but are not limited to statements regarding: our competitive environment; general economic and industry conditions and macroeconomic factors affecting the U.S. and global economies; the anticipated growth of file-based data; the expected demand for and benefits of our storage products; our future business plans and growth strategy; our ability to improve existing products and to develop new and future products; our anticipated revenue and expenses; our ability to further grow into enterprise accounts; our ability to add value-added resellers and distributors and improve our channel performance in the U.S. and internationally; our ability to improve and enhance demand generation; our ability to improve and ehance customer support and service; our ability to realize operating leverage and realize efficiencies in our sales model by leveraging partners and selling to existing customers; anticipated results of potential or actual litigation; statements relating to our financial restatement and the remediation of our internal controls; the anticipated sufficiency of our current office space and ability to find additional space as needed; anticipated development or acquisition of intellectual property and resulting benefits; expected impacts of changes in accounting rules, including the impact on deferred tax benefits; the impact of governmental regulation; employee hiring and retention, including anticipated reductions in force and headcount; the future payment of dividends; use of cash, cash needs and ability to raise capital; potential liability from contractual relationships.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part I, Item 1A. of this Annual Report on Form 10-K.

On December 12, 2006, we effected a 1-for-2.4 reverse split of our issued and outstanding common stock. Historical share numbers and prices throughout this report on Form 10-K are split-adjusted.

In this report, “Isilon Systems,” “the company,” “we,” “us,” and “our” refer to Isilon Systems, Inc., and its consolidated subsidiaries, unless the context otherwise dictates.

ITEM 1.  Business

Overview

We provide scale-out NAS storage systems – combining our proprietary OneFS® operating system software and unique clustered architecture – for file-based data, including video, audio, digital images, computer models, PDF files, scanned images, reference information, test and simulation data, and other file-based information. We designed and developed our scale-out NAS solutions specifically to address the needs of storing and managing file-based data. Our systems are comprised of three or more nodes. Each node is a self-contained, rack-mountable device that contains industry standard hardware, including disk drives, a central processing unit, or CPU, memory chips and network interfaces, and is integrated with our OneFS operating system software, which unifies a cluster of nodes into a single shared resource. Through the end of fiscal 2008, we have sold our scale-out NAS storage systems to more than 900 customers across a wide range of industries. We sell our products directly through our field sales force and indirectly through a channel partner program that includes more than 180 value-added resellers and distributors.

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

Industry Background

Proliferation of File-Based Data

Information is increasingly recorded and communicated in images and pictures rather than text and words. This trend is resulting in the creation of innovative new file-based applications in computer processing, digital imaging, video, satellite imagery, Internet services, business analysis, and visualization displays, modeling and simulation. These new applications, combined with higher levels of digital resolution and the adoption of high-bandwidth communication networks, are driving the widespread proliferation of file-based data. As more business and consumer activities create and utilize file-based data and applications, the need for ways to store, manage and access this information is growing rapidly. The worldwide market for external disk storage systems is expected to grow to approximately $24.1 billion in 2011. The external disk storage systems market has traditionally been served by storage solutions based on Storage Area Network, or SAN, Network Attached Storage, or NAS, and Direct Attached Storage, or DAS, architectures. While the worldwide market for external disk storage systems is expected to grow at a steady rate through 2011, the market for storage solutions dedicated to file-based data and applications is estimated to grow at a much faster rate. Certain industries including multimedia, oil and gas, scientific research, healthcare, personal Internet services and software development are expected to experience rapid growth in file-based storage capacity.For example, 2008 represented an inflection point where more disk capacity was shipped to store file-level data than block-level data. In 2012, more than 78 percent of disk storage systems capacity will be shipped to support some sort of file-level data.

Widespread and Increasing Use of File-Based Data

The growth of file-based data is fundamentally changing business processes and creating new market opportunities across a wide range of industries. Enterprises are utilizing file-based data to create new products and services, generate new revenue streams, accelerate research and development cycles, and improve their overall competitiveness. As a result, file-based data – and the mission-critical applications it powers –  has become a critical economic asset in many industries. Industries that are being transformed by the proliferation of file-based data include:

·
Media and Entertainment.  Digitization of production and delivery of file-based content in the media and entertainment industry is driving significant increases in data storage and access requirements. Examples include the emergence of high-definition television, digital video standards like Sony Blu-Ray, streaming media formats for online delivery of content and high-resolution digital images used in movie production. As these and similar formats proliferate and the media industry moves towards an all-digital workflow that includes the creation, management, delivery and archiving of television programs, music, films and publishing materials, file-based data storage requirements will continue to grow. In movie production, for example, ten seconds of high-resolution digital footage can require more than 12 gigabytes of storage, and in the publishing industry, sophisticated digital cameras can take more than eight photos per second, each of which can create an image file of more than 20 megabytes.

·
Internet.  Internet users upload and download millions of digital images, digital videos, music, documents and other web-based content daily. In addition, businesses that rely on the Internet as a distribution channel for their products or services often must accommodate millions of concurrent users accessing data, deliver 24x7x365 online availability, manage rapidly expanding amounts of file-based data, and provide aggregate data throughput of multiple gigabytes per second.

·
Life Sciences.  Research and development in the life sciences, specifically bioinformatics, are increasingly characterized by statistically-driven, information-based analyses using proteomic, genomic and DNA sequencing data. In addition, new digital microscopes can capture digital images with digital resolutions greater than 18 megapixels and three-dimensional display capability. As a result, life sciences professionals are storing, retrieving and analyzing increasingly large amounts of file-based data. Specifically, the data growth and performance needs of DNA sequencing have changed rapidly and unexpectedly, driven by a recent flurry of next-generation technologies. With major bioinformatics organizations creating upwards of 15-20 terabytes of data per day, cost-effective scaling of performance and capacity is absolutely critical to deriving maximum value from this mission-critical information.

·
Manufacturing.  New testing and digital simulation technologies used to enhance manufacturing processes are creating significant amounts of file-based data and require next-generation, high-performance scale-out NAS storage systems. In some manufacturing applications, test instruments capture, write and analyze more than 100,000 data samples per second. In addition, as manufacturers increasingly incorporate digital design, automation technology and other file-based applications into their workflows, they are creating a large amount of file-based data.

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

Storage Challenges for File-Based Data

Traditional storage system architectures were primarily designed for block-based, structured data applications such as transaction processing, email, accounting, databases and other front- and back-office business systems. Today, these traditional storage systems are also being used by default to store and manage file-based data and applications, despite the fact that they were neither designed nor intended to address the unique challenges associated with the storage and management of this type of information. We believe the distinctive characteristics and rapid growth of file-based data have created a new set of technical, management and economic challenges that include:

·
High Scalability.  Enterprises require a storage architecture that can increase in performance and capacity in a linear fashion and which can scale in parallel with the growth of their file-based data. In order to scale to very large storage capacities, traditional systems rely on multiple separate file systems, or silos, of storage. Each of these silos is typically accessed and managed independently, which can result in operating inefficiencies. Enterprises also want the flexibility to scale either processing power or storage capacity separately as their business needs evolve. For example, an archive application where information is accessed infrequently might need more storage capacity relative to total data throughput, while an active development project might need greater data throughput relative to total storage capacity. In general, traditional storage systems do not provide the type of flexibility that will permit an enterprise to tailor a system to its unique capacity and performance requirements.

·
High Performance.  Enterprises require a storage solution that can provide the data throughput necessary to enable multiple users to have concurrent read and write access to files. The rapid proliferation of file-based data requires a file system architecture that enables multiple concurrent users to access and process files that can be megabytes, gigabytes or even terabytes in size. In accessing, delivering and processing file-based data, traditional storage systems have inherent performance limitations associated with their inability to aggregate performance across multiple devices. In addition, traditional storage systems typically cannot deliver the same data for multiple concurrent users in a quick or efficient manner.

·
Cost Efficiency.  Traditional storage systems are becoming increasingly complex and expensive to install and configure, increasing the upfront cost of enterprise storage. Especially in a challenging macro-economic environment, enterprises want storage systems that offer the capital expenditure benefits of modular, “pay-as-you-grow” capabilities and we believe purchasing practices are shifting accordingly. Additionally, enterprises are looking for management and scalability benefits that reduce the overall cost of purchasing, storing and managing storage resources as they grow.

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

·
Reliability.  Enterprises require a storage system that will preserve critical file-based information as well as ensure that customers and business units have uninterrupted access to those assets. As file-based data becomes increasingly important to an enterprise’s success, and as data stores and disk density continue to increase, it becomes more critical and difficult to protect and quickly rebuild storage systems in the event of a disk drive or other hardware failure. Storage solutions for file-based data must be fault tolerant and be able to analyze systems for potential hardware or software failures to ensure uninterrupted user access.

Need for a New Storage System Architecture

Traditional storage system architectures were designed primarily for use with structured data. As a consequence of the unique challenges associated with the storage and management of file-based data, there is a need for a new storage architecture designed and optimized to address these challenges. Two key computing trends have enabled a new storage architecture:

·
Clustered Computing Architectures.  Clustered computing architectures have been widely adopted in the enterprise server market. We believe a similar trend is occurring with respect to clustered computing architectures in the storage systems market. Clustered computing systems use intelligent software to unify disparate computing resources and enable them to operate as a single system. Each device, or node, in a clustered system can operate independently or in concert with other nodes to create a distributed architecture that achieves higher levels of aggregate performance. A distributed architecture also enables an enterprise to scale its computing infrastructure commensurate with its needs by adding more nodes as necessary, maximizing cost efficiency. Clustered architectures also eliminate single points of failure by distributing data across independent nodes.

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

As a consequence of these computing trends, the rapid growth of file-based data and the unique challenges associated with storing and managing this information, we believe there is a significant market opportunity for a scale-out NAS solution based upon a clustered architecture and optimized for storing and managing file-based data.

Our Scale-Out NAS Storage Solutions

We believe we are the leading provider of scale-out NAS storage solutions for storing and managing file-based data, based on customer adoption, breadth of product offerings, independent analyst data and technology capabilities. We designed our storage solutions, based on our OneFS operating system software, to take advantage of the benefits of clustered systems built with industry standard hardware. We believe our scale-out NAS solutions enable data-intensive enterprises to manage file-based data more efficiently and cost effectively than traditional storage systems.

Our Isilon IQ X-Series combines our proprietary OneFS operating system software with industry standard hardware, including a storage server, a CPU, memory chips and network interfaces, in a self-contained, 3.5-inch and 1.75-inch high, rack-mountable chassis. Our proprietary OneFS operating system software combines the three distinct layers of a traditional storage architecture, which typically consist of a file system, a volume manager and a redundant array of independent disks, or RAID, into a single unified software layer. As a result, Isilon IQ nodes automatically work together to aggregate their collective computing power into a single, unified storage system that is designed to withstand the failure of any piece of hardware, including disks, switches or even entire nodes. In addition, we provide platform extension products that enable customers to scale either performance or capacity incrementally based on their then-current needs.

Key benefits of our Isilon IQ clustered storage systems include:

·
Scalability and Performance.  We believe our systems provide industry-leading scalability and performance. Our OneFS operating system software can currently combine up to 96 separate nodes and more than 2,300 terabytes, or 2.3 petabytes, of storage capacity in a single cluster – more than 100x traditional NAS and SAN – and can deliver total data throughput of twenty gigabytes per second from a single file system and single pool of storage – more than 20x traditional systems, providing linear scalability in both storage capacity and performance. Our systems support both Gigabit Ethernet and 10 Gigabit Ethernet front-side connectivity and high-performance InfiniBand interconnect for low-latency, high-bandwidth, intra-cluster communication.

·
Reduced Storage Cost.  Our scale-out NAS storage systems deliver significant value for storing and managing the growth of file-based data. According to a recent Isilon-commissioned study conducted by Forrester Consulting, interviewed Isilon customers achieved a risk-adjusted ROI of 125 percent and a payback period within five months, on average. These same customers experienced an average reduction in storage management resource of 97%, as well as a 22% increase in storage utilization resulting in a 37% decrease in storage capacity required. Isilon’s modular, “pay as you grow” scale-out NAS storage systems significantly reduce both capital acquisition costs as well as operating and management expenditures over the life of the system.

·
Reliability.  Our scale-out NAS storage systems have data protection capabilities, built-in redundancy and self-healing capabilities. Each Isilon IQ storage system is designed to withstand the failure of multiple disks or entire nodes so that a customer does not lose access to any files. Each node in an Isilon IQ cluster is a peer, and any node can handle a request from any application server to provide the file requested. Our OneFS operating system software allocates, or stripes, files and meta-data across nodes in a cluster so that, if one node or multiple nodes fail, any other node can perform the requested function, thereby preventing any single point of failure. In the event of one or more disk or node failures, OneFS automatically rebuilds files in parallel across all of the existing distributed free space in the cluster, eliminating the need to have the dedicated “hot spare drives” required with most traditional storage systems. We believe our Isilon IQ storage systems can utilize this free space, while also drawing on the multiple microprocessors and aggregate computing power of the cluster, to rebuild data from failed drives five to ten times faster than traditional storage systems, enabling a more reliable storage solution.

·
Increased IT Operating Efficiency.  Our scale-out NAS storage systems enable customers to manage their growing amounts of file-based data in an automated and efficient manner that is more cost-effective than traditional storage systems. Our Isilon IQ storage systems automatically balance data across nodes to enhance performance and optimize utilization, eliminating the need for the planned storage outages that are common during the manual data-balancing processes required with traditional storage systems. The simplicity, ease of use and automation of our Isilon IQ clustered storage systems have enabled individual customers to scale deployments from a few terabytes to more than 2,000 terabytes without any additional investment in IT staff. Each Isilon IQ storage system has been designed to interface with existing Ethernet networks, and our “plug and store” design automates many of the tasks that must be performed manually to deploy traditional storage systems. As a result, once installed in a rack and cabled, a 100 terabyte cluster can typically be configured and operational in less than 15 minutes. Additionally, capacity can typically be added to existing clusters in less than 60 seconds, without any downtime.

·
Enhanced Business Processes and Revenue Opportunities.  By providing faster data access, faster data processing and streamlined workflows, our systems enable customers to manage the rapid growth in their file-based data, capitalize on new products and service models for delivering this content and unlock new revenue opportunities. For example, NBC used Isilon IQ solutions to help store, access and edit more than 3,600 broadcast hours during the 2008 Summer Olympics, providing immediate access to all programming and tripling the number of broadcast hours compared with previous Summer Olympics. Similarly, using our Isilon IQ storage system, a major aerospace and defense company unified its engine test results from previously disparate data sources into one large pool of storage, greatly improving the efficiency, speed and cost of its test operations.

·
Complementary to Existing Solutions for Structured Data.  Our customers typically deploy our solutions specifically for file-based data while maintaining their existing storage systems for block-based, structured data. Our use of industry standard hardware and standard file sharing protocols greatly eases integration with existing enterprise systems and substantially reduces the need to change existing data center infrastructures or use proprietary tools or software. In addition, our software enables our storage systems to be adaptable to technology that exists in our customers’ data center environments.

Our Strategy

Our strategic focus is to enhance our position as the market leader in scale-out NAS storage solutions for file-based data. Key elements of this strategy include:

·
Focus on High-Growth, Data-Intensive Markets.  We intend to expand our customer base by focusing on markets where the storage and management of file-based data are critical to the success of many enterprises. To date, our solutions have been deployed by customers in industries such as media and entertainment, life sciences, Internet, manufacturing, cable and telecommunications, oil and gas, and by the federal government. We intend to invest in our direct sales force and channel partners to further penetrate these and other markets domestically and internationally.

·
Continue to Enhance OneFS and Deliver Additional Software Applications.  Our OneFS operating system software is the core of our Isilon IQ clustered architecture. We intend to continue to enhance our OneFS operating system software with greater levels of automation, functionality and performance and to develop new software functionality in areas such as archiving, data protection and storage management.

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

·
Optimize Repeat Order Business Model.  Because of the modular nature of our scale-out NAS systems’ clustered architecture, our customers have typically deployed our systems in an incremental fashion. We intend to continue to design our systems to take advantage of our modular architecture, enabling our customers to scale deployments in step with their growing capacity and performance needs.

·
Utilize Channel Partners to Expand Global Market Penetration.  We received 54% of our total revenue in 2008 through indirect channels. We have established a distribution channel program that, as of December 31, 2008, had more than 180 value-added resellers and distributors worldwide. We believe the ease of use and installation of our systems makes them well-suited for distribution by channel partners. We believe the international opportunity for our systems is significant and we have expanded the number of our channel partners in Asia-Pacific and Europe. We intend to continue adding value-added resellers and distributors to expand the global distribution of our systems.

Technology and Architecture

We have designed a scale-out NAS storage solution based upon a clustered architecture consisting of independent nodes that are all integrated with our OneFS operating system software to form a single shared resource. Our scale-out NAS systems are designed to be installed easily in standard enterprise data center environments and are accessible to users and applications running Windows, Unix/Linux and Mac operating systems using industry standard file sharing protocols over standard Gigabit Ethernet networks. Nodes within our storage systems communicate with each other over a dedicated back-end network comprised of either InfiniBand or standard Gigabit Ethernet. Our clustered architecture is designed so each node has full visibility and write/read access to or from one single expandable file system. We built our clustered architecture with industry standard hardware, to take advantage of significant advances in performance or capacity. In addition to our core scale-out NAS storage systems, we provide standalone software applications designed to operate with our OneFS operating system software and leverage our clustered architecture.

Our OneFS operating system software is the core technology of Isilon IQ and provides a single unified operating system across our entire product family. The OneFS operating system software is designed with file-striping functionality across each node in a cluster, a fully-distributed lock manager, caching, fully-distributed meta-data, and a remote block manager to maintain global coherency and synchronization across an entire cluster. We have designed an intracluster protocol into our systems to further optimize scalability, throughput and reliability.

Our OneFS operating system software creates a single, expandable, shared pool of storage that can be used across a wide range of applications, including the production, analysis, delivery and archiving of file-based data.

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

·
SmartCache.  Utilizes predictive software algorithms and the OneFS file-striping feature to enhance throughput for an Isilon IQ cluster. SmartCache is a globally-coherent memory cache that is optimized for file-based data, can read and write data and is able to expand automatically as additional nodes are added to any Isilon IQ cluster.

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

Products

Our product family consists of scale-out NAS storage systems and related software applications. Our storage systems combine our fifth-generation OneFS operating system software with our clustered Isilon IQ platform nodes. OneFS contains integrated file system, volume manager and RAID functionality in a distributed file system architecture and improves storage capacity, data throughput and system manageability. Our customers can optimize system performance, capacity or both with our platform extension nodes: the Isilon IQ Accelerator-x and the Isilon EX 6000, EX 9000 and EX 12000. We also offer four related software applications that extend the capabilities and functionality of our systems: SyncIQ replication software, SmartConnect™ load-balancing software, SnapshotIQ™ protection software, and SmartQuotas™ management and provisioning software.

Isilon IQ Platform Nodes.  Our Isilon IQ platform nodes combine a storage server and, depending on the system, 1.92, 3.00, 6.00, 9.00 or 12.00 terabytes of raw disk capacity in dense, self-contained storage nodes that work together in a single cluster. Each high-end enterprise line of Isilon IQ nodes is a 3.5-inch high server and has 12 SATA-II disk drives and 4 gigabytes of globally-coherent, read and write cache. A system requires a minimum of three nodes and can scale up to 96 nodes in a cluster. All nodes support both high-performance InfiniBand for intra-cluster communication and provide front-side communication via standard Gigabit Ethernet and 10 Gigabit Ethernet.

Isilon IQ Accelerator-x.  Our Isilon IQ Accelerator-x enables customers to increase the performance, or aggregate write and read throughput, of their data storage system modularly without adding storage capacity. Isilon IQ Accelerator-x nodes can be added to any Isilon IQ storage cluster in as little as 15 seconds and utilize InfiniBand networking to scale aggregate data throughput independently to twenty gigabytes per second with no system downtime. Additionally, the Accelerator-x enables 10 Gigabit Ethernet front-end communication for high-performance file-based applications.

Isilon EX series.  Our Isilon EX 6000, EX 9000 and EX 12000 products enable customers to increase their data storage capacity modularly without the cost of adding additional performance. Designed as an extremely low cost, high capacity clustered storage product, each Isilon EX 6000 contains 6 terabytes of SATA-II disk capacity (9 terabytes for the EX 9000 and 12 terabytes for the EX 12000) in a 2U form factor and utilizes state-of-the-art Serial Attached SCSI (SAS) technology to connect to an Isilon IQ 6000, IQ 9000 or IQ 12000 platform node.  Combining our OneFS operating system software with a high-speed SAS interconnect creates a high-density system that modularly scales from 60 terabytes to more than 2,300 terabytes in a single data storage pool. This solution is designed to integrate quickly and easily within existing enterprise network infrastructures, communicate standard file sharing protocols over Gigabit Ethernet, and serve as a multi-tier storage solution for near-line, archive, disk-to-disk backup and restore, as well as remote disaster recovery applications.

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

Customers

Through the end of fiscal 2008, we have sold our products worldwide to more than 900 end customers in a variety of industries, including media and entertainment, Internet, cable and telecommunications, oil and gas, life sciences, manufacturing, and the federal government. Our systems are deployed in a wide range of organizations, from large global enterprises with hundreds or thousands of locations to small organizations with just one location. During 2008, no single customer accounted for 10% or more of our total revenue. During 2007, Eastman Kodak Company accounted for 10% of our total revenue. During 2006, Comcast Corporation, which purchased through one of our resellers, and Eastman Kodak Company accounted for 15% and 10%, respectively, of our total revenue. Both Comcast Corporation and Eastman Kodak Company buy our products on a purchase order basis and do not have a long-term contract or minimum purchase commitment. In 2008, 2007 and 2006, we derived 35%, 27% and 24%, respectively, of our total revenue from customers outside of the United States, primarily in Canada, Europe, Japan and other Asian countries. For further information about revenue recognized from international customers, see Note 11 to our consolidated financial statements included in Item 8.

Sales and Marketing

We sell our products and services indirectly through channel partners and directly through our field sales force, targeting enterprises and government organizations that have the need to store significant amounts of file-based data:

·	Field Sales Force. Our field sales force is responsible for managing all direct and indirect sales within our geographic territories, including North America, Europe and Asia.

·
Value-Added Resellers and Distributors.  We currently contract with more than 180 channel partners to resell and/or distribute our products in the United States and internationally. These partners help market and sell our products to a broad array of enterprises and government organizations across our core markets. We typically enter into non-exclusive, written distribution agreements with our channel partners, and these agreements generally have a one-year term with no minimum sales commitment.

·
Original Equipment Manufacturers.  We have established partnerships with original equipment manufacturing, or OEM, companies that bundle their products with ours to address the challenges of a particular market or application. We have entered into OEM agreements with Harris Corporation, Schlumberger Corporation and Kodak Corporation.

We focus our marketing efforts on increasing brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. We rely on a variety of marketing vehicles, including trade shows, advertising, public relations, industry research, our website, demand generation programs, and collaborative relationships with technology vendors.

Support and Services

We offer tiered customer support programs tailored to the service needs of our customers. We typically grant customers rights to unspecified software updates and maintenance releases and patches that become available during the support period. Product support includes Internet access to technical content, as well as 24-hour telephone and email access to technical support personnel. Service contracts typically have a one-year or three-year term. Substantially all of our support personnel are based in Seattle, Washington and support is available seven days a week. In addition, we work with third party maintenance providers that provide onsite hardware support, hardware replacement, spares inventory and other field services in the U.S. and international regions in which we sell our products. We recently transitioned to a new primary third party maintenance provider. As we expand, we expect to continue to hire additional technical support personnel to service our domestic and international customer base.

We currently provide primary product support for our channel partners, although we anticipate that, in the future, we will train our partners to provide most of the primary product support and we will provide secondary support.

Manufacturing

We outsource the manufacturing of all our systems and currently rely on a single contract manufacturer.  In an agreement dated August 30, 2007, we established a contract manufacturing relationship with Solectron Corporation, subsequently acquired by Flextronics International Ltd.  This agreement provides current terms and operating conditions.  We are continuing to negotiate a master services agreement with Flextronics and currently utilize Flextronics to manufacture and assemble our products, procure components for our systems and help manage our supply chain, perform testing and manage delivery of our products.

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

We generally engage Flextronics to manufacture our products only after we receive orders from our customers. However, customers may cancel or reschedule orders, and delivery schedules requested by customers may vary based upon each customer’s particular needs. For these reasons, orders may not constitute a firm backlog and may not be a meaningful indicator of future revenue. We typically maintain with Flextronics a rolling 90-day firm order for products they manufacture for us, and these orders may only be rescheduled, modified or cancelled under certain circumstances.  See Note 12, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of our scale-out NAS storage systems, OneFS operating system software and related storage software applications. Our research and development group is mainly located at our headquarters in Seattle, Washington or in our office in Minneapolis, Minnesota. Through the end of 2007, we also used a twelve-person software development team from a third-party contract engineering provider in Moscow, Russia. Our engineering efforts support product development across all major operating systems, hardware and software applications. We also test our products to certify and ensure interoperability with third-party hardware and software products. We have also incurred substantial expenditures related to the automation of our product test and quality assurance laboratories. We plan to dedicate significant resources to these continued research and development efforts. Further, as we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications.

Our research and development expenses were $24.0 million in 2008, $19.9 million in 2007, and $16.5 million in 2006.

Competition

The data storage market is highly competitive and is characterized by rapidly changing technology. Our primary competitors include large traditional networked storage vendors including EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems Corporation, International Business Machines Corporation, NetApp, Inc. and Sun Microsystems, Inc. In addition, we compete against internally developed storage solutions as well as combined third-party software and hardware solutions. Also, a number of smaller, privately held companies are currently attempting to enter our market, some of which may become significant competitors in the future.

We believe that the principal competitive factors affecting the data storage market include such storage system attributes as:

·	scalability;

·	performance, including the ability to provide high throughput as well as access for multiple concurrent users;

·	ease of installation and management by IT personnel;

·	cost efficiency in acquisition, deployment and ongoing support; and

·	reliability to ensure uninterrupted user access in acquisition.

Many of our current competitors have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Some of our competitors, including EMC Corporation and NetApp, Inc., have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. As a result, we cannot assure you that our products will compete favorably, and any failure to do so could seriously harm our business, operating results and financial condition.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections.

We have three issued U.S. patents, and thirty-nine pending U.S. patent applications.  Of these pending applications, four are continuation or divisional applications.  Two of the pending applications have been allowed and are expected to issue as patents soon.  Fifteen of the pending applications have received examiner office actions.  The remaining twenty-two pending applications are awaiting a first examiner office action.  We have also filed five applications through the Patent Cooperation Treaty, or PCT.  Two of these PCT applications have entered the national phase in China, Europe, and Japan.  One of these national phase applications has issued as a patent in China.  The other three PCT applications have not yet entered the national phase.

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

Employees

As of December 31, 2008, we had 394 employees worldwide, including 157 in sales and marketing, 137 in research and development, 52 in support and services, and 48 in finance, legal, administration and operations. None of our employees are represented by a labor union, and we consider current employee relations to be good.

Geographic Information

     During our last three fiscal years, the majority of our revenue was generated within the United States, and primarily all of our long-lived assets are located within the United States.

	Year Ended
	December 31,	December 30,	December 31,
	2008	2007	2006
			Restated(1)
	(Dollars in thousands)
Revenue by geography:
Domestic	$74,612	$64,936	$46,465
International	39,810	24,062	14,741
Total revenue	$114,422	$88,998	$61,206

% revenue by geography:
Domestic	65%	73%	76%
International	35	27	24
Total	100%	100%	100%

(1)	See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

Segment Information

     As discussed in Note 11 to our consolidated financial statements, our business is organized within one reportable segment.

Executive Officers and Directors

The following table provides information regarding our executive officers and directors:

Name	Age	Position(s)
Executive Officers:
Sujal M. Patel	34	President, Chief Executive Officer and Director
William D. Richter	34	Vice President of Finance, Interim Chief Financial Officer
Keenan M. Conder	45	Vice President, General Counsel and Corporate Secretary
Steven D. Fitz	44	Senior Vice President of Worldwide Field Operations
Paul G. Rutherford	52	Chief Technology Officer
Brett L. Helsel	49	Senior Vice President of Engineering
Ram Appalaraju	48	Vice President of Marketing
Mary Godwin	50	Vice President of Operations
Gwen E. Weld	51	Vice President of Human Resources and Organizational Development
Directors:
Barry J. Fidelman	68	Director
Elliott H. Jurgensen, Jr.	64	Director
Gregory L. McAdoo	44	Director
Matthew S. McIlwain	44	Director
James G. Richardson	51	Director
William D. Ruckelshaus	76	Chairman of the Board of Directors and Director
Peter H. van Oppen	56	Director

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

William D. Richter has served as Isilon’s interim Chief Financial Officer since October 2007 and as our Vice President of Finance since April 2008.  Mr. Richter also served as our Senior Director of Finance and Corporate Controller from December 2006 to October 2007. Prior to joining us, from August 2005 to December 2006, Mr. Richter served at Amazon.com, Inc., an e-commerce company, most recently as Director of Accounting and Finance. From 1997 to August 2005, Mr. Richter served in various roles at PricewaterhouseCoopers, LLP, an accounting firm, most recently as a Senior Manager in the Audit department. Mr. Richter received a Bachelor of Arts degree in business administration from the University of Washington and is a Washington State Licensed and Certified Public Accountant.

Keenan M. Conder has served as Isilon’s Vice President, General Counsel and Corporate Secretary since June 2007. Prior to joining us, from March 2004 to August 2006, Mr. Conder served as Senior Vice President, General Counsel and Secretary of Expedia, Inc., an online travel and technology company. From May 2002 to February 2004, Mr. Conder served as Senior Vice President and General Counsel of Travelocity.com LP, and from June 2000 through April 2002 as its Vice President and Associate General Counsel. From 1996 to 2000, Mr. Conder held various positions in the legal department at Sabre Inc., most recently as Senior Managing Attorney. Prior to Sabre, Mr. Conder was an attorney in the legal department of American Airlines and, prior to that, an attorney with Munsch, Hardt, Kopf, Harr & Dinan, a Dallas law firm. Mr. Conder received a Bachelor of Arts degree in Economics from the University of North Carolina and a Juris Doctor degree from Wake Forest University.

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

Ram V. Appalaraju has served as Isilon’s Vice President of Marketing since November 2008.  Prior to joining us, from November 2006 to November 2008, Mr. Appalaraju served as Vice President, Technology and Product Marketing at Azul Systems, Inc., a global provider of enterprise server appliances.  Prior to Azul, Mr. Appalaraju served in various positions from 1995 to 2006 at Hewlett Packard Company, most recently as Vice President HP Enterprise Business Portfolio Marketing.  From 1987 to 1995, Mr. Appalaraju was a product marketing manager with Digital Equipment Corporation and from 1983 to 1987 a product marketing manager with General Electric Company.  Mr. Appalaraju received a Bachelor of Science in Electrical Engineering from the University of Madras, India, and a Master of Science in Electrical Engineering from Northeastern University.

Mary E. Godwin has served as Isilon’s Vice President of Operations since July 2008.  Prior to joining us, from October 2005 to December 2007, Ms. Godwin served as Vice President, Account Executive at Solectron Corporation (subsequently acquired by Flextronics International Ltd.), an electronics manufacturing services provider.  Prior to Solectron, Ms. Godwin served in various executive positions from 2001 to October 2005 at Lucent Technologies (subsequently merged with Alcatel), a global communications solutions provider, most recently as Vice President, Product and Supply Chain Management.  Prior to Lucent, Ms. Godwin also served in executive positions with Set Engineering, Philips Electronics, ET Communications and Radius, Inc.  Ms. Godwin received a Bachelor of Science degree in plastics engineering from University of Massachusetts, Lowell and a Master of Business Administration degree from Santa Clara University.

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

James G. Richardson has served as a director since October 2006. In January 2008, Mr. Richardson retired from the executive management team at Cisco Systems, Inc.  Mr. Richardson had been with Cisco since 1990, where he began his career as the founder of Cisco’s Canadian operations. Mr. Richardson served as Cisco’s Senior Vice President, Commercial Business from January 2006 to January 2008 and has held numerous other senior leadership positions at Cisco, including Vice President of North American Operations; President of EMEA and Senior Vice President; Senior Vice President of the Enterprise Line of Business and Internet Communications Software Group; and Senior Vice President, Chief Marketing Officer. Mr. Richardson received a Bachelor of Commerce degree in marketing and finance from Queen’s University in Kingston, Ontario.

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

Peter H. van Oppen has served as a director since February 2008. Mr. van Oppen most recently served as Chief Executive Officer and Chairman of the Board for Advanced Digital Information Corporation (ADIC) for twelve years, from 1994 through its acquisition by Quantum Corp. in 2006. Prior to ADIC, Mr. van Oppen served as President and Chief Executive Officer of Interpoint, a predecessor company to ADIC, from 1989 until its acquisition by Crane Co. in October 1996, and has also been a consultant at Price Waterhouse LLP and Bain & Company. Mr. van Oppen currently serves as Vice Chairman of the Board of Trustees and Chair of the Investment Committee at Whitman College. Mr. van Oppen received a Bachelor of Arts degree in political science from Whitman College and a Master of Business Administration degree from Harvard Business School, where he was a Baker Scholar.

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

Risks Related to Our Restatement

Matters relating to or arising from our financial  restatement and prior weaknesses in our internal controls, including adverse publicity and potential concerns from our customers and prospective customers, and regulatory and litigation matters, could have a material adverse effect on our business, revenues, operating results, or financial condition.

As more fully described in Footnote 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements, in November 2007, our Audit Committee initiated an independent investigation of certain of our sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition, and whether our internal controls relating to revenue recognition were sufficient.  Our Audit Committee conducted its investigation and review with the assistance of independent counsel and an independent forensic accounting advisor.

On April 2, 2008, we announced the completion of the investigation and filed our Annual Report on Form 10-K for the year ended December 30, 2007, which includes our restated financial statements for the fiscal year ended December 31, 2006, and our restated financial information for the first and second quarters of fiscal 2007, ended April 1, 2007 and July 1, 2007, respectively.   The circumstances and findings of our Audit Committee’s investigation are more fully described in the Explanatory Note in Part 1 of our Annual Report on Form 10-K for 2007.

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

Litigation and Regulatory Matters

As further described in Part I, Item 3, Legal Proceedings of this Form 10-K, we and certain of our executive officers, directors, underwriters and venture capital firms were named as defendants in a consolidated federal securities class action.  The amended consolidated complaint filed April 18, 2008, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, as well as under Section 11, 12 and 15 of the Securities Act of 1933.  On September 30, 2008, the Company and the other defendants moved to dismiss the consolidated amended complaint.  In a decision issued on December 29, 2008, the Court granted in part and denied in part the motions to dismiss.  All claims against defendants Sequoia Capital (and related entities), Atlas Venture (and related entities) and Madrona Venture Group LLC were dismissed.  The Section 12 claims were dismissed as against the Company, its former CEO Steven Goldman, and its former CFO Stuart Fuhlendorf, as were the Section 10(b) claims against Isilon directors William Ruckelshaus and Matthew McIlwain.  The Court denied the remainder of the defendants’ motions.  All remaining defendants filed answers to the complaint on January 30, 2009.

In addition, on March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of our current and former directors and officers.  The Company was also named as a nominal defendant.  The derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects, and by failing to properly account for certain revenues recognized in our fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  On August 27, 2008, at the request of the parties, the court stayed the consolidated derivative action pending resolution of the motions to dismiss in the securities class action.  As noted above, as the motions to dismiss in the securities case were resolved on December 29, 2008, the parties to the derivative action, on January 12, 2009, stipulated and asked the Court to order that plaintiff amend his complaint, and also that the Court schedule defendants’ motion(s) to dismiss such amended derivative complaint.  The Court has not yet signed the proposed order associated with this stipulation.

We have been cooperating on a voluntary basis with an investigation being conducted by the SEC concerning our prior financial restatement.  Also, as previously disclosed, the SEC has issued a formal order of nonpublic investigation and has issued subpoenas to certain of our former officers. The SEC’s investigation is a nonpublic, fact-finding inquiry to determine if there have been violations of the federal securities laws. We are continuing to cooperate voluntarily with the SEC.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  We have expended significant resources in developing and maintaining the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act and expect to continue to expend significant resources in maintaining this compliance.  We cannot be certain that the actions we have taken to continue to improve our internal control over financial reporting will be sufficient or that we will be able to maintain and continue to implement and improve our processes and procedures in the future, which could cause us to be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

Risks Related to Our Business and Industry

Changes in economic conditions in the United States and globally could adversely affect our business.

Since at least mid-2007, global credit, financial and other markets in the U.S. and globally have suffered substantial stress, volatility, illiquidity and disruption. This global economic uncertainty has continued, resulting in, among other things, the bankruptcy or acquisition of, or government assistance to, many major domestic and international financial institutions.  This ongoing macroeconomic uncertainty poses a continuing risk to the overall economy as businesses and consumers may defer, delay or forgo purchases in response to continuing negative financial or economic news and events which could effect demand for our products and services.  There could be a number of negative follow-on effects from the ongoing economic uncertainty on our business, including insolvency of key suppliers resulting in product delays and inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies.

Moreover, as noted above, the current uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to negative financial or economic news and events, which could negatively affect product demand and other related matters.  Consequently, demand could be different from our current expectations due to factors including negative changes in general business and economic conditions and/or further tightening or deterioration in global credit markets, either of which could affect consumer confidence, customer acceptance of our and our competitors’ products and changes in customer order patterns including order cancellations.

We have a history of losses, and we may not achieve profitability in the future.

We have not been profitable in any fiscal period since we were formed. We experienced a net loss of $25.1 million in 2008 and $26.9 million in 2007.  As of December 31, 2008, our accumulated deficit was $127.7 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including expenditures for additional sales and marketing and research and development personnel. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

We face intense competition and expect competition to increase in the future, which could reduce our revenue, margins and customer base.

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

Currently, we face competition from a number of established companies, including EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems Corporation, International Business Machines Corporation, NetApp, Inc. and Sun Microsystems, Inc. We also face competition from a large number of private companies and recent market entrants. Many of our current competitors have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features.

We expect increased competition from other established and emerging companies, including companies such as networking infrastructure and storage management companies that provide complementary technology and functionality. In addition, third parties currently selling our products could market products and services that compete with ours. Some of our competitors, including EMC and NetApp, have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances that include our competitors may emerge that could acquire significant market share. We expect these trends to continue and potentially accelerate as companies attempt to strengthen or maintain their market positions in this evolving industry and in the midst of a difficult and challenging macroeconomic environment.  In addition, large operating system and application vendors, such as Microsoft Corporation, have introduced and may in the future introduce products or functionality that include some of the same functions offered by our products. In the future, further development by these vendors could cause our products to become obsolete. In addition, we compete against internally developed storage solutions as well as combined third-party software and hardware solutions. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.

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

Factors that may affect our operating results include:

·	changes and uncertainty in the U.S. and global economies and macroeconomic conditions, and specific economic conditions in the computer and storage industries;

·	general or sustained decrease in global corporate spending on information technology and storage related products leading to a decline in demand for our products;

·	continued and increased customer uncertainty due to uncertainty and weakness in the U.S. and global economies;

·
reductions in customers’ budgets for information technology and storage related purchases, delays in their purchasing cycles or deferments of their product purchases based on market and economic uncertainty or in anticipation of new products or updates from us or our competitors;

·	the ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures and their ability to continue as a going concern;

·	the timing and magnitude of shipments and timing of installations of our products in each quarter;

·	our ability to build, expand and improve our direct sales operations and reseller distribution channels;

·	our ability to build, expand and improve sales backlogs and improve sales linearity;

·	our ability to improve our marketing and demand generation and attract new customers;

·	our ability to continually improve and provide high quality customer service and experience;

·
our ability to effectively manage our relationships with our third party maintenance providers that provide onsite support, hardware replacement, manage and disburse our spares product inventory and provide other field services in the U.S. and international regions in which we sell our products;

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

Our future financial performance depends on growth in the storage of file-based data. If growth in the storage of file-based data  does not continue at the rate that we forecast, our operating results would be materially and adversely impacted.

Our products are designed to address the growth in storage of file-based data. This is a new and emerging category. Accordingly, our future financial performance will depend in large part on growth in this new category and on our ability to adapt to emerging demands. Changes in technologies could adversely affect the demand for storage systems. For example, advances in file compression technology could result in smaller file sizes and reduce the demand for storage systems. A reduction in demand for storage of file-based data caused by lack of customer acceptance, weakening economic conditions, competing technologies and products, decreases in corporate spending or otherwise, would result in decreased revenue or a lower revenue growth rate. We cannot assure you that growth in the storage of file-based data will continue or that we will be able to respond adequately to changes in the future.  If we are unable to maintain or replace our relationships with customers or to increase the diversification of our customer base, it would be more difficult to maintain or grow our revenue and our growth might be limited.

Historically, a significant portion of our total revenue has come from a limited number of customers in a small number of industries, particularly media and entertainment and Internet companies.  For example, our largest customer for 2007, Eastman Kodak Company, accounted for approximately 10% of our total revenue, and our two largest customers for 2006, Comcast Corporation, which purchased through one of our resellers, and Eastman Kodak Company, together accounted for approximately 25% of our total revenue. While our customer base has grown and diversified, the potential for concentrated purchases by certain new and existing customers remains and our largest customers may continue to vary from quarter to quarter. As a consequence of historical patterns and the potential concentrated nature of our customers’ purchasing patterns, the proportion of our total revenue derived from a small number of customers may be even higher in any future quarter. We cannot provide any assurance that we will be able to sustain our revenue from these customers because our revenue has largely been generated in connection with these customers’ decisions to deploy large-scale storage installations and their capacity requirements may have been met. In addition, our customers, including Comcast Corporation and Eastman Kodak Company, generally buy systems on a purchase order basis and generally do not enter into long-term contracts or minimum purchase commitments. If we are unable to sustain our revenue from these customers or to replace it with revenue from new or existing customers, our growth may be limited. If economic conditions change for the industries in which our largest customers do business, or if we are unable to attract significant numbers of customers in other targeted industries, including life sciences, government, manufacturing and oil and gas, our ability to maintain or grow our revenue would be adversely affected.

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

Third parties could claim that our products or technologies infringe their proprietary rights. The data storage industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We expect that infringement claims may further increase as the number of products and competitors in our sector increases. We have not to date been involved in any litigation related to intellectual property.  In the past, on July 31, 2006, we received a letter from counsel to SeaChange International, Inc. suggesting that our products may be infringing certain SeaChange patents.  We exchanged correspondence with SeaChange’s legal counsel, the latest of which was our letter of August 31, 2007, which pointed out that there appears to be no reasonable basis for SeaChange to claim that Isilon infringes any of the SeaChange patents.  We received no further correspondence in the matter.  If this matter or other matters arise, and we are unable to reach an amicable resolution, it is possible that litigation could result. The outcome of any litigation is inherently unpredictable, and accordingly, we cannot assure you that, in the future, a court would not find that our products infringed these patents. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.

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

The timing of our revenue is difficult to predict. Our sales efforts involve building and expanding our direct sales operations and reseller distribution channels, improving our ability to build sales backlogs and improve sales linearity, and educating our customers about the use and benefits of our products, including their technical capabilities and potential cost savings to an organization. Customers may undertake a significant evaluation process that in the past has resulted in a lengthy sales cycle, in some cases more than 12 months. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative processing and other delays, which may be further impacted by current macroeconomic concerns and conditions. If we do not realize expected sales from a specific customer for a particular quarter in that quarter or at all, our business, operating results and financial condition could be harmed.

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

Our industry has a history of declining storage hardware prices as measured on a cost per gigabyte or terabyte of storage capacity basis. In order to maintain or increase our gross margins, we will need to continue to create valuable software that is included with our scale-out NAS storage systems and/or sold as separate standalone software applications. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to help increase our overall gross margin. If we are unable to successfully develop or acquire, and then market and sell, additional software functionality, such as our SmartConnect, SnapshotIQ, Migration IQ, SmartQuotas and SyncIQ software applications, our ability to maintain or increase our high-margin revenue and gross margin will be adversely affected.

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

After our products are deployed within our customers’ networks, our customers depend on our services organization to resolve issues relating to our products. High-quality customer support services are critical for the successful marketing and sale of our products. If we or our third-party maintenance providers or channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers to resolve post-deployment issues quickly, and provide ongoing support, it would adversely affect our ability to sell our products to existing customers and could harm our prospects with potential customers. In addition, as we expand further into larger enterprise accounts, and expand our operations internationally, our customer services organization will face additional challenges, including those associated with providing more mission-critical services in enterprise accounts, as well as delivering services, training and documentation in languages other than English. As a result, our failure to maintain high-quality customer support services could have a material adverse effect on our business, operating results and financial condition.

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

We derived approximately 35% and 27% of our total revenue from customers outside the United States in 2008 and 2007, respectively. We have sales and technical support personnel in several countries worldwide. We expect to continue to add personnel in additional countries.  Our various international operations subject us to a variety of risks, including:

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

A change in accounting standards or practices can have a significant effect on our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, although not yet currently required, we could be required to adopt International Financial Reporting Standards (IFRS) which is different than accounting principles generally accepted in the United States of America for our accounting and reporting standards.

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

We have historically relied on outside financing and customer payments to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities. Due to the recent tightening if the credit and private equity markets, such financing may not be available, or we may not be able to secure timely additional financing on favorable terms. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in December 2006 through February 6, 2009, our stock price has fluctuated from a high of $28.50 to a low of $2.31.  Factors affecting the trading price of our common stock, some of which are outside our control, include:

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

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. For example, current macroeconomic conditions have caused substantial and continuing volatility in the U.S. stock markets. Although such conditions have not been specific to our company, our stock has experienced similar volatility. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it would likely result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, operating results and financial condition.

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

As of December 31, 2008, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 61% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 3.  Legal Proceedings

On November 1, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, as well as under Sections 11, 12 and 15 of the Securities Act of 1933.  Substantially similar complaints were filed later in the same court and all of these cases were subsequently consolidated.  On April 18, 2008, lead plaintiffs filed a consolidated amended complaint against the Company, certain of its current and former directors and officers, underwriters, and venture capital firms.  The consolidated complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired the Company’s stock during the period December 16, 2006 to October 3, 2007.  Plaintiffs allege that defendants violated the federal securities laws by issuing a false and misleading registration statement and prospectus in connection with the Company’s December 16, 2006 initial public offering and by thereafter misrepresenting the Company’s current and prospective business and financial results, thereby causing the Company’s stock price to be artificially inflated during the purported class period.  Plaintiffs seek unspecified compensatory damages, interest, attorneys’ fees and costs, and injunctive relief.

On September 30, 2008, the Company and the other defendants moved to dismiss the consolidated amended complaint.  Oral argument on the defendants’ motions was heard on December 16, 2008, and a decision was issued on December 29 granting in part and denying in part the motions.  All claims against defendants Sequoia Capital (and related entities), Atlas Venture (and related entities) and Madrona Venture Group LLC were dismissed.  The Section 12 claims were dismissed as against defendants Isilon, its former CEO Steven Goldman, and its former CFO Stuart Fuhlendorf, as were the Section 10(b) claims against Isilon directors William Ruckelshaus and Matthew McIlwain.  The Court denied the remainder of the defendants’ motions.  All remaining defendants filed answers to the complaint on January 30, 2009.

On March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former directors and officers.  The Company was named as a nominal defendant.  On April 17, 2008, the court consolidated these actions and appointed lead counsel.  The derivative complaints arise out of many of the factual allegations at issue in the securities class action, and generally allege that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects and by failing to properly account for certain revenues recognized in the Company’s fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature, they do not seek monetary damages from the Company.  However, the Company may be required to advance the legal fees and costs incurred by the individual defendants.  On August 27, 2008, at the request of the parties, the court stayed the consolidated derivative action pending resolution of the motions to dismiss in the securities class action.

As noted above, the motions in the securities case were resolved on December 29, 2008.  Thereafter, on January 12, 2009, the parties to the derivative action stipulated, and asked the Court to order, that plaintiff amend his complaint.  The parties also agreed, and asked the Court to order, that the schedule for defendants’ motion(s) to dismiss the amended complaint shall be decided and submitted for approval after receipt of any amended derivative complaint.  The Court has not yet signed the proposed order associated with this stipulation.

We are unable to predict the outcome of these cases.  A court determination against us in the class action, and our indemnity obligations in the derivative actions, could result in significant liability and could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

             The Company has been cooperating on a voluntary basis with an investigation being conducted by the SEC concerning the Company’s prior financial restatement.  The SEC has issued a formal order of nonpublic investigation and has issued subpoenas to certain of the Company’s former officers.  The SEC’s investigation is a nonpublic, fact-finding inquiry to determine if there have been violations of the federal securities laws.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our shareholders during the fourth quarter of 2008.

PART II

ITETEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “ISLN.” On December 14, 2006, a registration statement on Form S-1 was declared effective for our initial public offering. The following table sets forth the high and low selling prices of our common stock as reported by The Nasdaq Global Market.

	High	Low

Year ended December 30, 2007:
First quarter	$27.87	$16.14
Second quarter	18.94	11.48
Third quarter	16.98	7.56
Fourth quarter	7.95	4.55
Year ended December 31, 2008:
First quarter	$6.10	$4.51
Second quarter	5.49	4.43
Third quarter	5.15	3.70
Fourth quarter	4.44	2.31

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future.

Holders

    As of February 6, 2009, there were approximately 128 stockholders of record, which does not reflect the persons or entities whose shares are held in nominee or “street” name through various banks and brokerage firms.

Equity Compensation Plan

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans. Such information is incorporated by reference from our proxy statement.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Computer Index from December 15, 2006, the date of our initial public offering, through December 31, 2008, the last trading day of our 2008 fiscal year.  Both indices include our common stock.

 The graph reflects an investment of $100 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, on December 15, 2006, and the reinvestment of dividends, if any.  The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

 Comparison of 2 Year Cumulative Total Return
 Among Isilon Systems, the NASDAQ Composite Index and the NASDAQ Computer Index

	12/15/06	12/29/06	3/30/07	6/29/07	9/28/07	12/28/07	3/31/08	6/30/08	9/30/08	12/31/08
Isilon Systems, Inc.	$100.00	$118.48	$70.00	$66.75	$33.33	$21.65	$21.13	$19.22	$19.09	$14.24
NASDAQ Composite	$100.00	$98.29	$98.55	$105.94	$109.94	$108.84	$92.75	$93.32	$85.13	$64.18
NASDAQ Computer	$100.00	$97.66	$97.07	$106.91	$112.61	$120.26	$95.02	$99.67	$84.19	$63.44

Note: This graph shall not be deemed "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934 (the "Exchange Act") or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

Issuer Purchases of Equity Securities

We did not make any purchases of our outstanding common stock during the three months ended December 31, 2008.

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

	Year Ended
	December 31,	December 30,	December 31,	January 1,	January 2,
	2008	2007	2006	2006	2005
			Restated(3)
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Total revenue	$114,422	$88,998	$61,206	$21,083	$7,653
Total cost of revenue(1)	49,988	42,736	28,808	11,575	4,163

Gross profit	64,434	46,262	32,398	9,508	3,490

Operating expenses:
Research and development(1)	24,049	19,903	16,524	12,478	7,446
Sales and marketing(1)	47,363	42,595	24,390	12,377	6,305
General and administrative(1)	19,700	14,945	7,411	3,681	2,300

Total operating expenses	91,112	77,443	48,325	28,536	16,051

Loss from operations	(26,678)	(31,181)	(15,927)	(19,028)	(12,561)
Total other income (expense), net(2)	2,069	4,470	(9,952)	(68)	18

Loss before income tax expense and cumulative effect of change in accounting principle	(24,609)	(26,711)	(25,879)	(19,096)	(12,543)
Income tax expense	(469)	(221)	(109)	—	—

Loss before cumulative effect of change in accounting principle	(25,078)	(26,932)	(25,988)	(19,096)	(12,543)
Cumulative effect of change in accounting principle(2)	—	—	—	(89)	—

Net loss	$(25,078)	$(26,932)	$(25,988)	$(19,185)	$(12,543)

Net loss per common share, basic and diluted	$(0.40)	$(0.44)	$(3.09)	$(3.95)	$(3.61)

Shares used in computing basic and diluted net loss per common share	63,318	61,514	8,423	4,852	3,474
____________

(1) Includes stock-based compensation expense* as follows:
Cost of revenue	$124	$149	$24	$—	$—
Research and development	1,165	702	160	—	—
Sales and marketing	2,257	1,601	198	—	—
General and administrative	2,359	1,526	258	5	4

*	Note: On January 2, 2006, we adopted SFAS 123(R), Share-Based Payment.

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

(3)	See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

	As of
	December 31,	December 30,	December 31,	January 1,	January 2,
	2008	2007	2006	2006	2005
			Restated(1)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$77,783	$85,861	$99,899	$12,656	$8,618
Working capital	70,840	87,251	108,519	7,332	7,204
Total assets	120,190	131,538	136,734	28,241	17,550
Preferred stock warrant liability	—	—	—	367	—
Current and long-term notes payable and capital lease obligations	—	—	—	7,543	1,474
Convertible preferred stock	—	—	—	59,549	39,736
Common stock and additional paid-in capital	197,685	191,255	185,948	324	158
Total stockholders’ equity (deficit)	70,023	88,589	110,207	(49,375)	(30,327
`

(1)	See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” Part I, Item 1. “Business,” and Part II, Item 6. “Selected Financial Data,” of this Annual Report on Form 10-K. Beginning in fiscal 2008, we reported financial results based on a calendar year end with fiscal year 2008 ending on December 31, 2008.  Prior to 2008, we reported financial results on a fiscal year of 52 or 53 weeks ending on the Sunday closest to December 31 of that year. For ease of reference within this section, 2007 refers to the fiscal year ended December 30, 2007 and 2006 refers to the fiscal year ended December 31, 2006.

Restatement of Previously Issued Consolidated Financial Statements

As announced on November 8, 2007, our Audit Committee, assisted by independent forensic accountants and legal advisors, initiated an independent investigation of certain of our sales to resellers and other customers to determine whether commitments were made that had an impact on the timing and treatment of revenue recognition, and whether our internal controls relating to revenue recognition were sufficient. On February 29, 2008, we announced that our Board of Directors, based upon the recommendation of the Audit Committee, determined that we should restate our financial statements for the fiscal year ended December 31, 2006, and for the first and second quarters of fiscal 2007 ended, April 1, 2007 and July 1, 2007, respectively, as a result of errors in the financial statements.

Summary of the Restatement Adjustments

As a result of the Audit Committee’s review, we identified errors in our previous recognition of revenue.  For fiscal 2006, as shown in the table below, restated revenues are $61.2 million compared to previously reported revenues of $62.3 million and net loss per share increased to $3.09 from $3.02. The restatement adjustments did not affect our previously reported cash, cash equivalents, or short-term investment balances in any of the periods being restated. See Note 2 to the notes to the consolidated financial statements for more information.

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

Overview

We were founded in January 2001 specifically to create a solution that addressed the unique challenges associated with the storage and management of file-based data. From January 2001 to January 2003, we were focused on designing and developing our OneFS operating system software used in all of our storage systems. We began commercial shipments of our first systems in January 2003, and since then we have been focused on optimizing our solution to meet our customers’ needs and establishing development, manufacturing and marketing partnerships. Today, our solution includes a suite of systems, software and services.

We sell scale-out NAS storage systems that consist of three or more storage nodes. Each node is comprised of our proprietary OneFS operating system software and industry standard hardware components integrated into a self-contained, 3.5-inch and 1.75-inch high, rack-mountable chassis. Customers can scale our storage systems incrementally as their needs grow by purchasing additional nodes or clusters of nodes from us to enhance storage capacity, performance or both. Our future revenue growth will depend upon further penetration of our existing customers as well as expansion of our customer base in existing and other industries that depend upon file-based data. We consider the development of direct and indirect sales channels in domestic and international markets a key to our future revenue growth and the global acceptance of our products. We also are dependent on the development, adoption and acceptance of new software and systems to increase our overall margins and achieve profitability.

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

New Customers and Repeat Sales Orders. Our goal is to attract a significant number of new customers and to encourage existing customers to purchase additional products, specifically our higher margin software applications, SyncIQ, SnapshotIQ, SmartConnect, and SmartQuotas. A majority of our customers buy our storage systems and later add additional nodes or software applications as the need arises under our ‘pay-as-you-grow’ model.

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

Our software is integrated with industry standard hardware and is essential to the functionality of the integrated system product. We provide unspecified software updates and enhancements related to its products through service contracts. As a result, we account for revenue in accordance with AICPA Statement of Position No. 97-2,   Software Revenue Recognition , or SOP 97-2, as amended by Statement of Position No. 98-9,   Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions , or SOP 98-9, for all transactions involving the sale of software. We recognize product revenue when we have entered into an arrangement with a customer, delivery has occurred, the fee is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is reasonably assured.

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

Sales generally consist solely of hardware and software products and support services. We have established vendor specific objective evidence, or VSOE, for the fair value of our support services as measured by the renewal prices offered to and paid by our customers. We use the residual method, as allowed by SOP 98-9, to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered element, support services, is deferred and the remaining portion of the sales amount is recognized as product revenue. This product revenue is recognized upon shipment, based on freight terms, assuming all other criteria for recognition discussed above have been met. The fair value of our support services is recognized as services revenue on a straight-line method over the term of the related support period, which is typically one to three years.

Allowance for Doubtful Accounts

We review our allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific age and amount, and all other balances on a pooled basis based on historical collection experience and economic risk assessment. Accordingly, the amount of this allowance will fluctuate based upon changes in revenue levels, collection of specific balances in accounts receivable and estimated changes in customer credit quality or likelihood of collection. Our allowance for doubtful accounts was $250,000  and $324,000 as of December 31, 2008 and December 30, 2007, respectively.

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

In 2008, we recorded non-cash stock-based compensation expense of $5.9 million in accordance with SFAS 123(R) based on the related options having an expected term of approximately four years. In future periods, stock-based compensation expense is expected to increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated, we may be required to record adjustments to stock-based compensation expense in future periods. As of December 31, 2008, our total unrecognized compensation expense related to stock-based awards granted in accordance with SFAS 123(R) since January 2, 2006 was $18.0 million.

We account for stock-based compensation arrangements with non-employees in accordance with FASB Emerging Issues Task Force No. 96-18,  Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services , or EITF 96-18, using a fair value approach. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes option valuation model.  Stock-based compensation expense during 2008 relating to awards to non-employees was $124,000. As of December 31, 2008, there was no unrecognized compensation expense related to stock-based awards granted in accordance with EITF 96-18.

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

Inventory Valuation

Inventories are primarily comprised of finished systems, service spares and evaluation units and are accounted for using first-in, first-out (“FIFO”) method using a lower of cost or market valuation. Spares inventory consists of components and finished goods used to support our field services organization. Evaluation units are located at customer locations, as some of our customers test our equipment prior to purchasing. The number of evaluation units has increased due to our overall growth and an increase in our customer base. In order to fulfill our obligations related to the hardware support services that we sell, we also hold component parts and finished systems in our inventory that are used to repair and replace broken hardware. Inventory valuation reserves are established to reduce the carrying amounts of our inventories to their net estimated realizable values. Inventory valuation reserves are based on historical usage, expected demand and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation reserves are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory valuation reserves could be required and would be reflected in cost of product revenue in the period in which the reserves are taken. Inventory valuation reserves were $2.1 million and $934,000 as of December 31, 2008 and December 30, 2007, respectively.

Accounting for Income Taxes

At December 31, 2008, we had $117.6 million of net operating loss carryforwards available to offset future taxable income for federal and state purposes. These net operating loss carryforwards expire for federal purposes from 2021 to 2028. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes.   This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2008, we had gross deferred tax assets of $42.3 million, which were primarily related to federal and state net operating loss carryforwards and research and development expenses capitalized for tax purposes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance. Due to the uncertainty of our future profitability, we have recorded a valuation allowance equal to the $42.3 million of gross deferred tax assets as of December 31, 2008. Accordingly, we have not recorded an income tax benefit in our statement of operations for any of the periods presented. If we determine in the future that these deferred tax assets are more-likely-than-not to be realized, a release of all or a portion of the related valuation allowance would increase income in the period in which that determination is made.

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

	Year Ended
	December 31,	December 30,	December 31,
	2008	2007	2006
			Restated(1)
	(Dollars in thousands)
Revenue by type:
Product	$91,946	$74,434	$53,137
Services	22,476	14,564	8,069
Total revenue	$114,422	$88,998	$61,206

% revenue by type:
Product	80%	84%	87%
Services	20	16	13
Total	100%	100%	100%

Revenue by geography:
Domestic	$74,612	$64,936	$46,465
International	39,810	24,062	14,741
Total revenue	$114,422	$88,998	$61,206

% revenue by geography:
Domestic	65%	73%	76%
International	35	27	24
Total	100%	100%	100%

Revenue by sales channel:
Direct	$53,171	$40,464	$34,431
Indirect	61,251	48,534	26,775
Total revenue	$114,422	$88,998	$61,206

% revenue by sales channel:
Direct	46%	45%	56%
Indirect	54	55	44
Total	100%	100%	100%

(1)	See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

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

	Year Ended
	December 31,	December 30,	December 31,
	2008	2007	2006
			Restated(1)
	(Dollars in thousands)
Revenue:
Product	$91,946	$74,434	$53,137
Services	22,476	14,564	8,069
Total revenue	$114,422	$88,998	$61,206

Cost of revenue:
Product	$36,775	$33,761	$25,186
Services	13,213	8,975	3,622
Total cost of revenue	$49,988	$42,736	$28,808

Gross margin:
Product	60%	55%	53%
Services	41%	38%	55%
Total gross margin	56%	52%	53%

(1)	See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

Research and Development Expenses.  Research and development expenses primarily include personnel costs, prototype expenses, facilities expenses and depreciation of equipment used in research and development. In addition to our United States development teams, through the end of fiscal 2007 we used an offshore development team from a third-party contract engineering provider in Moscow, Russia. Research and development expenses are recorded when incurred. We are devoting substantial resources to the development of additional functionality for existing products and the development of new systems and software products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining and improving our competitive position. Accordingly, we expect research and development expenses to continue to increase in total dollars and as a percent of revenue in the near term, although we expect these expenses to decrease as a percentage of total revenue over the next several years.

	Year Ended
	December 31,	December 30,	December 31,
	2008	2007	2006
	(Dollars in thousands)
Research and development expenses	$24,049	$19,903	$16,524
Percent of total revenue	21%	22%	27%

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

	Year Ended
	December 31,	December 30,	December 31,
	2008	2007	2006
	(Dollars in thousands)
Sales and marketing expenses	$47,363	$42,595	$24,390
Percent of total revenue	41%	48%	40%

General and Administrative Expenses.  General and administrative expenses primarily include personnel costs, facilities expenses related to our executive, finance, human resources, information technology and legal organizations, bad debt expense, public company related expenses, and fees for professional services such as legal, accounting, compliance and information systems. Also included in general and administrative expenses are attorneys’ fees and costs for the legal proceedings described in more detail in Part II, Note 12, Notes to Consolidated Financial Statements, as well as costs associated with our completed Audit Committee investigation. We expect general and administrative expenses to continue to increase in total dollars although we expect these expenses to decrease as a percentage of total revenue over the next several years.

	Year Ended
	December 31,	December 30,	December 31,
	2008	2007	2006
	(Dollars in thousands)
General and administrative expenses	$19,700	$14,945	$7,411
Percent of total revenue	17%	17%	12%

Other Income (Expense), Net.  Other income (expense), net primarily includes interest income on cash, cash equivalents and marketable securities balances and interest expense on our outstanding debt. It also includes realized gain (loss) on short-term investments. In addition, in 2006 other income (expense), net, included an adjustment to record our preferred stock warrants at fair value in accordance with FSP 150-5.

	Year Ended
	December 31,	December 30,	December 31,
	2008	2007	2006
	(In thousands)
Interest income and other	$2,069	$4,470	$230
Interest expense	—	—	(1,751)
Warrant revaluation expense	—	—	(8,431)
Other income (expense), net	$2,069	$4,470	$(9,952)

Fiscal 2008 Compared With Fiscal 2007

Revenue.  Total revenue was $114.4 million in 2008 compared to $89.0 million in 2007, an increase of 29%. This growth has been driven primarily by an increase in our customer base, reorders from our existing customer base, expanded product offerings and revenue from our recently established international markets, particularly in Asia.

Our customer base increased 35% from December 30, 2007 to December 31, 2008 and the number of new customers added in 2008 was 239, representing a 25% decrease compared to 320 new customers added in 2007. We believe this decrease is due, in part, to difficulties in our ability to obtain new customers during 2008 due to the uncertainty created by our internal investigation and related matters, including our delayed SEC filings and the status of our NASDAQ listing. A majority of our customers that buy our storage systems later add to their storage cluster.  In 2008, reorders from existing customers represented approximately 79% of total revenue, compared to 58% in 2007.  The average initial order size decreased 10% from 2007 to 2008, while the average reorder size increased 2% in the same comparative period.  The overall average order size remained consistent year-over-year. In 2008, no single customer accounted for more than 10% of our total revenue, compared to 2007 when Eastman Kodak Company accounted for 10% of total 2007 revenue.

The growth in our revenue has also been driven by new product introductions. In 2008 we introduced the X-series product line as well as our OneFS® 5.0 operating system. These new products offer new features and functionality that allow us to market to a broader array of customers.

We generated 35% of our total revenue in 2008 from international locations, compared to 27% in 2007.  We plan to continue to expand into international locations and introduce our products in new markets directly and indirectly through channel partners.  In 2008, we derived 54% of our total revenue from indirect channels compared to 55% in 2007.

Service revenue increased $7.9 million, or 54%, to $22.5 million in 2008 from $14.6 million in 2007.  The increase in services revenue was a result of increased product sales and first-year technical support sales combined with the renewal of service contracts by existing customers. As our installed customer base grows and since many of our customers continue to renew their service contracts, we expect services revenues to continue to grow.

Gross Margin.  Gross margin increased four percentage points to 56% in 2008 from 52% in 2007. Gross margin for product revenue increased five percentage points to 60% in 2008 from 55% in 2007. The increase in product revenue gross margin was primarily due to increased customer adoption of our new generation of software applications and lower product discounting together with a reduction in component costs. Additionally, after restating our first quarter 2007 results, gross margin for 2007 included costs of product revenue for transactions for which no revenue was recorded, reducing gross margins by approximately 1%.

All of our software applications carry a higher gross margin than our overall product margin. During 2008, approximately 57% of our customers purchased one or more of our four software applications compared to approximately 51% in 2007.   Additionally, 64% of our new customers purchased one or more of our software applications compared to 50% in 2007.

We have experienced and expect to continue to experience pricing pressures within our industry as the price per terabyte of storage decreases year over year. This downward pricing pressure is primarily due to the decreasing prices of disk drives and other industry standard hardware components. Depending on the product type, disk drives can represent approximately one-third of the product cost. Historically, disk drives have decreased in price approximately 30% from year to year.  The decline in product prices that we experienced was more than offset by a greater percentage decrease in cost of product revenue on a per unit basis.  This added to the overall increase in product gross margin year over year.

Gross margin for services revenue increased three percentage points to 41% in 2008 from 38% in 2007. Services revenue includes support services for both our software and our hardware products and professional services fees. Software support provides customers with software updates, maintenance releases and patches, which have minimal costs. Hardware support includes Internet access to our technical knowledge database and to technical support personnel, and third-party costs in providing technical support. During 2008, we continued to incur expenditures related to our customer service and support structure, including hiring new personnel, transitioning from one primary third party maintenance provider to our current service provider, expanding our service organization geographically to enhance the reliability and responsiveness for our customers. These costs were offset by an increase in customer renewal rates for our support services as well as a decrease in stock-based compensation expense related to services costs of revenue.

As our customer base continues to grow, it will be necessary for us to continue to incur significant upfront expenditures on our customer service and support structure to support this growth.  The rate at which we add new customers as well as the added complexity of managing spares inventory located in various geographic regions will affect the amount of these upfront expenditures.  The timing of these additional expenditures could materially affect our cost of revenue, both in absolute dollars and as a percentage of total revenue, in any particular period.  This could cause downward pressure on services and total gross margins.  We believe that we will experience increases in gross margin as our supply chain reaches economies of scale and as software revenue, which has a higher gross margin, increases as a percentage of our total revenue.

Research and Development Expenses.  Research and development expenses increased $4.1 million, or 21%, to $24.0 million in 2008 from $19.9 million in 2007. Research and development employees increased to 137 at December 31, 2008 from 103 at December 30, 2007. The increase in expenses year over year was primarily due to an increase in salaries and benefits and stock-based compensation expense. Stock-based compensation expense related to research and development increased to $1.2 million in 2008 from $702,000 in 2007. As a percent of 2008 revenue, research and development expense fell slightly to 21% from 22% in 2007.

Sales and Marketing Expenses.  Sales and marketing expenses increased $4.8 million, or 11%, to $47.4 million in 2008 from $42.6 million in 2007. Sales and marketing employees increased to 157 at December 31, 2008 from 141 at December 30, 2007. The year over year increase in sales and marketing expenses was primarily due to variable compensation costs associated with higher revenues, professional services fees and stock-based compensation expense. Stock-based compensation expense included in sales and marketing expenses was $2.3 million in 2008 compared with $1.6 million in 2007. As a percent of 2008 revenue, sales and marketing expense decreased to 41% from 48% in 2007.

General and Administrative Expenses.  General and administrative expenses increased $4.8 million, or 32%, to $19.7 million in 2008 from $14.9 million in 2007. General and administrative employees increased to 48 at December 31, 2008 from 44 at December 30, 2007. The increase year over year was primarily due to professional service fees, which included $1.0 million in attorneys’ fees and costs for legal proceedings, and $3.1 million in fees associated with our Audit Committee investigation and restatement of prior period financial results compared to $1.5 million in 2007. Also contributing to the increase were increases in stock-based compensation and salaries and benefits.  The additional personnel and professional services fees were primarily the result of our ongoing efforts to build the legal, financial, human resources and information technology functions required of a public company, including costs to comply with the Sarbanes-Oxley Act of 2002. Stock-based compensation expense included in general and administrative expenses increased to $2.4 million in 2008 from $1.5 million in 2007. As a percent of 2008 revenue, general and administrative expense remained flat at 17% compared to 2007.

Other Income (Expense), Net.  Other income(expense), net decreased $2.4 million to $2.1 million in income in 2008 from $4.5 million in income in 2007.  The decrease was entirely due to a decrease in our interest income of $2.4 million related to a decrease in market interest rates on our investments as well as a lower cash, cash equivalents, and marketable securities balance.

Fiscal 2007 Compared With Fiscal 2006 (restated)

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

Gross margin for services revenue decreased 17 percentage points to 38% in 2007 from 55% in 2006. Services revenue includes support services for both our software and our hardware products. Software support provides customers with software updates, maintenance releases and patches, which have minimal costs. Hardware support includes Internet access to our technical knowledge database and to technical support personnel, and third-party costs in providing technical support. During 2007, we continued to incur expenditures related to our customer service and support structure, including hiring new personnel, expanding our service organization geographically to enhance the reliability and responsiveness for our customers. As a result, gross margin for services revenue for the year ended 2007 decreased from the comparable period in the prior year.

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

Liquidity and Capital Resources

As of December 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $77.8 million. Our cash, cash equivalents, and marketable securities balances were substantially generated from our initial public offering in December 2006 in which we received net proceeds of approximately $105.7 million (after underwriters’ discounts of $8.1 million and additional offering related costs of approximately $2.4 million). Our primary sources of cash historically have been proceeds from the issuance of convertible preferred stock, customer payments for our products and services and proceeds from the issuance of notes payable. From the beginning of 2001 through December 31, 2006, we issued convertible preferred stock with aggregate net proceeds of $69.5 million and notes payable with aggregate proceeds of $70.4 million. The proceeds from the notes payable have been used to fund our losses from operations and capital expenditures. We anticipate that we will not have a need to fund operations through additional borrowings in the near term. In 2006, we repaid our remaining notes payable and we currently have no debt outstanding.

Our principal uses of cash historically have consisted of payroll and other operating expenses, repayments of borrowings and purchases of property and equipment primarily to support the development of new products.

Since the second quarter of 2005, we have expanded our operations internationally. Our sales contracts are typically denominated in United States dollars. However, our local operating expenses are derived in foreign currencies.  Thus, as the United States dollar decreases in value against the local currencies where we have operations, our cash flows from operations are negatively affected.  As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates.  For the year ended December 31, 2008, the foreign currency effect on our cash and cash equivalents was  a decrease of $176,000, compared to an increase of $2,000 for the year ended December 30, 2007 and an increase of $4,000 for the year ended December 31, 2006.

The following table shows our working capital and cash, cash equivalents and marketable securities as of the stated dates:

	As of
	December 31,	December 30,	December 31,
	2008	2007	2006
			Restated(1)
		(In thousands)
Working capital	$70,840	$87,251	$108,519
Cash, cash equivalents and marketable securities	77,783	85,861	99,899

(1)	See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended
	December 31,	December 30,	December 31,
	2008	2007	2006
			Restated(1)
	(In thousands)
Net cash used in operating activities	$(2,193)	$(6,950)	$(17,300)
Net cash used in investing activities	(2,758)	(53,870)	(3,491)
Net cash provided by (used in) financing activities	470	(82)	109,833

(1)	See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

 Cash Flows from Operating Activities

Our cash flows from operating activities are significantly influenced by our cash expenditures incurred to support the growth of our business in areas such as research and development, sales and marketing and corporate administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other current assets and liabilities. Certain metrics such as inventory and accounts receivable turns historically have been impacted by our product mix and the timing of orders from our customer base. Accounts receivable levels at quarter-ends have historically been affected by the timing of orders from our customers during the quarter.

Net cash used in operating activities was $2.2 million, $7.0 million, and $17.3 million in 2008, 2007, and 2006, respectively. Net cash used in operating activities in 2008 consisted primarily of our net loss of $25.1 million offset by a $9.0 million increase in deferred revenue, $6.3 million of depreciation and amortization expense, $5.9 million of stock based compensation expense, and a $5.7 million decrease in accounts receivable.  Net cash used in operating activities in 2007 consisted primarily of our net loss of $26.9 million offset by a $8.8 million increase in accounts payable and accrued liabilities, compensation payable and deferred rent, a $7.4 million increase in deferred revenue, $5.3 million of depreciation and amortization expense, and $4.0 million of stock compensation expense. Net cash used in operating activities in 2006 consisted of our net loss of $26.0 million and a $ 15.4 million increase in net accounts receivable offset by a $8.4 million of non-cash charges related to the revaluation of our preferred stock warrants to their estimated fair value, an increase of $7.8 million in deferred revenue and customer deposits and $4.2 million of depreciation and amortization expense.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Net cash used in investing activities in 2008 was $2.8 million, comprised of $6.6 million of capital expenditures, primarily related to continued purchases of research and development lab equipment, offset by $3.8 million of net sales of marketable securities.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $470,000 in 2008, primarily related to cash proceeds from the issuance of common stock in connection with stock option exercises.  Net cash used by financing activities was $82,000 in 2007 and net cash provided by financing activities were $109.8 million in 2006.  In 2007, we generated $1.1 million in net proceeds from issuance of common stock including through our Employee Stock Purchase Plan, which was offset by payments of offering costs of $1.1 million.  In 2006, we generated $107.4 million in net proceeds from issuance of common stock in our initial public offering, sold our Series E convertible preferred stock for net proceeds of $9.9 million, borrowed and repaid $6.0 million under a subordinated loan agreement and made net repayments of $7.5 million under our line of credit facilities.

We believe that our $77.8 million of cash, cash equivalents, and marketable securities as of December 31, 2008, together with any cash flows from our operations, will be sufficient to fund our projected operating requirements for at least twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, our ability to achieve sustainable profitability, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2008:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$14,941	$3,254	$5,590	$5,039	$1,058
Purchase obligations (1)	5,238	5,238	—	—	—
Total	$20,179	$8,492	$5,590	$5,039	$1,058

(1)
 The Company maintains, with its contract manufacturer, a rolling 90-day firm order for products it manufactures for the Company, and these orders may only be rescheduled or cancelled by its contract manufacturer under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The remaining amount on the open purchase order with its contract manufacturer at December 31, 2008, was $5.2 million.

Guarantees

In the ordinary course of business, we have entered into agreements with, among others, customers, value-added resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on historical experience and information known to us, as of December 31, 2008, we believe our exposure related to the above guarantees and indemnities at December 31, 2008 was not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.  Accordingly, we have no liabilities recorded for these agreements as of December 31, 2008 and December 30, 2007.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position No. 157, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 157 for nonfinancial assets and liabilities to have a material effect on our consolidated results of operations and financial condition. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the euro, the British pound, the Japanese yen and, to a lesser extent, the Australian dollar, the Chinese yuan, the Canadian dollar and the Korean won. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of December 31, 2008, we had $1.6 million of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates.

Interest Rate Risk

We had a cash and cash equivalents balance of $34 million and marketable securities of $43 million as of December 31, 2008, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates.  Investments in fixed rate, interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates.  In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates.  Given the short-term maturities of our investments, anticipated declining interest rates will negatively impact our investment income.  If overall interest rates had fallen by 10% in 2008, our interest income on cash and cash equivalents would have declined approximately $200,000, assuming consistent investment levels.

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Isilon Systems, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in mandatorily redeemable convertible preferred stock and stockholders' equity (deficit) and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of Isilon Systems, Inc. at December 31, 2008 and December 30, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the schedule of valuation and qualifying accounts appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule , and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated it 2006 consolidated financial statements.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Seattle, Washington
February 19, 2009

Isilon Systems, Inc.
Consolidated Balance Sheets

	As of
	December 31, 2008	December 30, 2007
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$34,342	$38,999
Marketable securities	43,441	46,862
Trade receivables, net of allowances of $250 and $324, respectively	14,436	20,152
Inventories	12,433	9,430
Other current assets	4,243	5,524
Total current assets	108,895	120,967

Property and equipment, net	11,295	10,571
Total assets	$120,190	$131,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,779	$10,962
Accrued liabilities	4,188	5,182
Accrued compensation and related benefits	5,879	5,180
Deferred revenue	18,209	12,392
Total current liabilities	38,055	33,716

Deferred revenue, net of current portion	8,954	5,819
Deferred rent, net of current portion	3,158	3,414
Total liabilities	50,167	42,949

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, par value $0.00001: 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.00001: 250,000 shares authorized; 63,885 and 62,918 shares issued and outstanding	1	1
Additional paid-in capital	197,685	191,254
Accumulated other comprehensive income (loss)	5	(76)
Accumulated deficit	(127,668)	(102,590)
Total stockholders' equity	70,023	88,589
Total liabilities and stockholders' equity	$120,190	$131,538

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31, 2008	December 30, 2007	December 31, 2006
			Restated(2)
	(In thousands, except per share data)

Revenue:
Product	$91,946	$74,434	$53,137
Services	22,476	14,564	8,069
Total revenue	114,422	88,998	61,206
Cost of revenue:
Product	36,775	33,761	25,186
Services(1)	13,213	8,975	3,622
Total cost of revenue	49,988	42,736	28,808
Gross profit	64,434	46,262	32,398

Operating expenses:
Research and development(1)	24,049	19,903	16,524
Sales and marketing(1)	47,363	42,595	24,390
General and administrative(1)	19,700	14,945	7,411
Total operating expenses	91,112	77,443	48,325
Loss from operations	(26,678)	(31,181)	(15,927)
Other income (expense), net
Interest income and other	2,069	4,470	230
Interest expense	—	—	(1,751)
Warrant revaluation expense	—	—	(8,431)
Total other income (expense), net	2,069	4,470	(9,952)
Loss before income tax expense	(24,609)	(26,711)	(25,879)
Income tax expense	(469)	(221)	(109)
Net loss	$(25,078)	$(26,932)	$(25,988)
Net loss per common share, basic and diluted	$(0.40)	$(0.44)	$(3.09)
Shares used in computing basic and diluted net loss per common share	63,318	61,514	8,423

(1) Includes stock-based compensation expense as follows:
Cost of services revenue	$124	$149	$24
Research and development	1,165	702	160
Sales and marketing	2,257	1,601	198
General and administrative	2,359	1,526	258

(2)	See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.

  Consolidated Statements of Changes in Mandatorily Reedemable Convertible
 Preferred Stock and Stockholders’ Equity (Deficit) and Comprehensive Loss

	Mandatorily
	Redeemable					Accumulated		Total
	Convertible				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	(Deficit)
	(In thousands)
Balances as of January 1, 2006	41,789	$59,549	6,906	$—	$324	$(29)	$(49,670)	$(49,375)
Common stock issued in connection with early-exercises of stock options	—	—	333	—	—	—	—	—
Common stock issued in connection with all other exercises of stock options	—	—	1,655	—	324	—	—	324
Common stock issued in connection with exercises of warrants	—	—	245	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	143	—	—	143
Repurchase of shares of unvested common stock	—	—	(57)	—	—	—	—	—
Issuance of Series E convertible preferred stock, net of issuance costs of $55	1,707	9,945	—	—	—	—	—	—
Conversion of mandatorily redeemable convertible preferred stock to common stock	(43,496)	(69,494)	43,496	1	69,493	—	—	69,494
Sale of common stock, net of offering expenses	—	—	8,941	—	105,685	—	—	105,685
Conversion of mandatorily redeemable convertible preferred stock warrants to common stock warrants	—	—	—	—	9,338	—	—	9,338
Stock-based compensation expense	—	—	—	—	640	—	—	640
Comprehensive loss:
Net loss, restated(1)	—	—	—	—	—	—	(25,988)
Unrealized gain on marketable securities	—	—	—	—	—	14	—
Reclassification of unrealized gain on marketable securities to income upon sale	—	—	—	—	—	(14)	—
Foreign currency translation adjustment	—	—	—	—	—	(54)	—
Total comprehensive loss, restated(1)								(26,042)
Balances as of December 31, 2006, restated (1)	—	$—	61,519	$1	$185,947	$(83)	$(75,658)	$110,207
Common stock issued in connection with exercise of stock options	—	—	1,534	—	782	—	—	782
Common stock issued in connection with Employee Stock Purchase Plan	—	—	46	—	365	—	—	365
Initial public offering expenses	—	—	—	—	(41)	—	—	(41)
Vesting of early-exercised stock options	—	—	—	—	223	—	—	223
Repurchase of shares of unvested common stock	—	—	(181)	—	—	—		—
Stock-based compensation expense	—	—	—	—	3,978	—	—	3,978
Comprehensive loss:
Net loss	—	—	—	—	—	—	(26,932)
Unrealized gain on marketable securities	—	—	—	—	—	94	—
Foreign currency translation adjustment	—	—	—	—	—	(87)	—
Total comprehensive loss								(26,925)
Balances as of December 30, 2007	—	$—	62,918	$1	$191,254	$(76)	$(102,590)	$88,589
Common stock issued in connection with exercise of stock options	—	—	983	—	483	—	—	483
Vesting of early-exercised stock options	—	—	—	—	73	—	—	73
Repurchase of shares of unvested common stock	—	—	(16)	—	—	—		—
Stock-based compensation expense	—	—	—	—	5,875	—	—	5,875
Comprehensive loss:
Net loss	—	—	—	—	—	—	(25,078)
Unrealized gain on marketable securities	—	—	—	—	—	288	—
Foreign currency translation adjustment	—	—	—	—	—	(207)	—
Total comprehensive loss								(24,997)
Balances as of December 31, 2008	—	$—	63,885	$1	$197,685	$5	$(127,668)	$70,023

(1)	See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statement

Isilon Systems, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2008	December 30, 2007	December 31, 2006
	Restated(1)
	(in thousands)
Cash flows from operating activities
Net loss	$(25,078)	$(26,932)	$(25,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,255	5,337	4,169
Realized gain on sale of marketable securities	—	—	(14)
Non-cash interest expense	—	—	646
Amortization of discount on marketable securities	(112)	(182)	—
Stock-based compensation expense	5,905	3,978	640
Loss on disposal of property and equipment	—	—	76
Warrant revaluation expense	—	—	8,431
Changes in operating assets and liabilities:
Accounts receivable, net	5,715	3,056	(15,386)
Inventories	(3,112)	(5,305)	(1,167)
Other current assets	1,370	(3,032)	(1,810)
Accounts payable	(1,624)	4,914	3,201
Accrued liabilities, compensation payable and deferred rent	(464)	3,857	2,134
Deferred revenue	8,952	7,359	7,768
Net cash used in operating activities	(2,193)	(6,950)	(17,300)

Cash flows from investing activities
Purchases of property and equipment	(6,576)	(7,284)	(5,340)
Purchases of marketable securities	(53,359)	(71,581)	(691)
Proceeds from maturities of marketable securities	57,177	24,995	2,508
Proceeds from sale of property and equipment	—	—	32
Net cash used in investing activities	(2,758)	(53,870)	(3,491)

Cash flows from financing activities
Proceeds from issuance of preferred stock	—	—	9,945
Proceeds from issuance of common stock	483	782	108,801
Proceeds from issuance of common stock, employee stock purchase plan	—	365	—
Proceeds from notes payable	—	—	54,524
Repurchases of unvested common stock	(13)	(94)	—
Payment of offering costs	—	(1,135)	(1,376)
Payments of notes payable and capital lease obligations	—	—	(62,061)
Net cash provided by (used in) financing activities	470	(82)	109,833
Effect of exchange rate changes on cash and cash equivalents	(176)	2	4
Net (decrease) increase in cash and cash equivalents	(4,657)	(60,900)	89,046

Cash and cash equivalents at beginning of year	38,999	99,899	10,853
Cash and cash equivalents at end of year	$34,342	$38,999	$99,899

Supplemental dislosure of cash flow information:
Cash paid for interest	$—	$—	$1,141
Cash paid for income taxes	391	69	17
Non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	735	449	231
Vesting of early exercise-excised stock options	73	223	143
Additions to property and equipment provided by lessor	—	1,209	2,417
Debt discount resulting from the issuance of warrants	—	—	540
Unrealized gain on marketable securities	288	94	14
Accrued initial public offering costs	—	—	1,033
Conversion of mandatorily redeemable convertible preferred stock warrants to common stock warrants	—	—	9,338

(1)  See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Significant Accounting Policies

Organization

Isilon Systems, Inc. (the “Company”) was incorporated in the State of Delaware on January 24, 2001. The Company designs, develops and markets scale-out NAS storage systems for storing and managing file-based data. The Company began selling its products and services in January 2003. The Company sells systems that generally include a software license, hardware, post-contract customer support and, in some cases, additional elements.

Public Offerings

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

Significant Accounting Policies

Fiscal Year End

Through the end of 2007, the Company operated on a 52/53-week fiscal year ending on the Sunday closest to December 31. Accordingly, the Company’s fiscal year 2007 ended December 30, 2007 and its fiscal year 2006 ended on December 31, 2006. Beginning in fiscal 2008, the Company operates on a calendar year end with fiscal year 2008 ending on December 31, 2008.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates are inherent in the preparation of the consolidated financial statements and include accounting for revenue, the allowance for doubtful accounts, inventory valuation, the valuation allowance on deferred tax assets, and the valuation of stock-based compensation expense. Some of these estimates require difficult, subjective or complex judgment about matters that are uncertain. Actual results could differ from those estimates.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with remaining maturities of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates market value, and consisted of the following:

	As of
	December 31,	December 30,
	2008	2007
	(In thousands)
Bank deposits	$10,384	$4,971
Money market funds	22,858	21,347
Government agencies	1,100	12,681
	$34,342	$38,999

Marketable securities consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of December 31, 2008
Commercial paper	$497	$—	$—	$497
Corporate bonds and notes	2,403	—	(3)	2,400
Government agencies	40,160	385	(1)	40,544
	$43,060	$385	$(4)	$43,441
As of December 31, 2007
Commercial paper	$5,512	$—	$—	$5,512
Corporate bonds and notes	3,581	—	(1)	3,580
Government agencies	37,676	97	(3)	37,770
	$46,769	$97	$(4)	$46,862

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts receivable.  The allowance is determined by assessing individual accounts receivable over a specific age and amount and all other balances on a pooled basis based on historical collection experience and economic risk assessment. The Company’s allowance for doubtful accounts was $250,000 and $324,000 as of December 31, 2008 and December 30, 2007, respectively.

Inventories

Inventories consist of finished systems, service spares and evaluation units. Spares inventory consists of components and finished goods used to support the field services organization.  Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method, and market value represents the lower of replacement cost or estimated net realizable value. Reserves for excess and obsolete inventory are established based on management’s analysis of inventory levels and future sales forecasts. Once established, the original cost of the Company’s inventory less the related inventory valuation reserve represents the new cost basis of these products. Inherent in the Company’s estimates of market value in determining inventory valuation reserves are estimates related to economic trends, future demand for the Company’s products and technological obsolescence of the Company’s products. If future demand or market conditions are less favorable than the Company’s projections, additional inventory valuation reserves could be required and would be reflected in cost of product revenue in the period in which the reserves are taken. Inventories consist of components, finished goods and evaluation units.

Property and Equipment

Property and equipment are recorded at cost. Disposals are removed at cost less accumulated depreciation, and any gain or loss from disposition is reflected in the statement of operations in the period of disposition. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method, as follows:

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

The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses. During 2008, no single customer accounted for more than10% of the Company’s total revenue.  During 2007, Eastman Kodak Company accounted for 10% of the Company’s total revenue.  During 2006, Comcast Corporation, which purchased through one of the Company’s resellers, and Eastman Kodak Company accounted for 15% and 10%, respectively, of the Company’s total revenue.  As of December 31, 2008 and December 30, 2007, no single customer represented more than 10% of the Company’s gross accounts receivable.

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

Guarantees

In the ordinary course of business, the Company has entered into agreements with, among others, customers, value-added resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on historical experience and information known to the Company, it believes its exposure related to the above guarantees and indemnities was immaterial for each of the periods presented. In the ordinary course of business, the Company also enters into indemnification agreements with its officers and directors and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. It is not possible to determine the amount of the Company’s liability related to these indemnification agreements and obligations to its officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.  Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008 and December 30, 2007.

Research and Development

Research and development costs are expensed as incurred and primarily include personnel costs, prototype expenses, facilities costs and depreciation of equipment used in research and development.

Advertising

Advertising costs are expensed as incurred. The Company incurred $207,000, $539,000 and $734,000 in advertising costs during the years ended December 31, 2008, December 30, 2007, and December 31, 2006, respectively.

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

Foreign Currency Translation and Transactions

The Company considers the functional currency of each of its foreign subsidiaries to be the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange for the reporting period. The net gain or loss resulting from translation is shown as a foreign currency translation adjustment and included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

Accounting for Stock-Based Compensation

On January 2, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, or SFAS 123(R), using the prospective transition method, to account for employee stock options. Under this method, the Company’s stock-based compensation costs recognized beginning on January 2, 2006 are comprised of compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on their grant-date fair value estimated using the Black-Scholes model, in accordance with the provisions of SFAS 123(R). The Black-Scholes model utilizes the estimated fair value of the Company’s underlying common stock at the date of grant, the contractual term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates and expected dividend yields of the Company’s common stock.

The Company uses the straight-line method of allocating the fair value of compensation expense over the requisite service period of the related award under SFAS 123(R). The Company calculated the expected term based on the provisions outlined in SFAS 123(R), which, for options granted in the years ended December 31, 2008, December 30, 2007, and December 31, 2006, resulted in an expected term of approximately four years. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available.  As required by SFAS 123(R), the Company estimated expected forfeitures and recognized only the compensation cost for those stock options expected vest.

For the years ended December 31, 2008, December 30, 2007, and December 31, 2006, the Company recorded non-cash stock-based compensation expense under SFAS 123(R) of $5.9 million, $4.0 million, and $640,000, respectively. In future periods, stock-based compensation expense is expected to increase as the Company amortizes expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees. As of December 31, 2008, the Company’s total unrecognized compensation cost related to stock-based awards granted since January 2, 2006 to employees and non-employee directors was $18.0 million, which will be recognized over the weighted-average remaining requisite service period of 3.0 years. The Company recorded no tax benefit related to these options during the year ended December 31, 2008, since the Company currently maintains a full valuation allowance.

The Company accounts for stock-based compensation arrangements with non-employees in accordance with FASB Emerging Issues Task Force No. 96-18,  Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling ,  Goods or Services , or EITF No. 96-18, using a fair value approach. For stock options granted to non-employees, the fair value of the stock options was estimated using the Black-Scholes option valuation model.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) (“OCI”) includes charges or credits to equity that are not the result of transactions with stockholders. For the Company, this includes unrealized gains and losses on marketable securities and foreign currency translation adjustments. Amounts are reclassified from OCI into results of operations to the extent unrealized gains and losses become realized. During the years ended December 31, 2008 and December 30, 2007, no realized gains or losses were reclassified into results of operations.  During the year ended December 31, 2006, $14,000 was reclassified into results of operations from OCI as marketable securities were sold prior to maturity with a fair value greater than their original cost. The Company has included components of comprehensive income (loss) within the consolidated statements of changes in mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit) and comprehensive loss.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position No. 157, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company do not expect the adoption of SFAS No. 157 for nonfinancial assets and liabilities to have a material effect on its consolidated results of operations and financial condition. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s  consolidated financial position, results of operations or cash flows.

2.  Restatement of Consolidated Financial Statements

As announced on November 8, 2007, the Company’s Audit Committee, assisted by independent forensic accountants and legal advisors, initiated an independent investigation of certain of the Company’s sales to resellers and other customers to determine whether commitments were made that had an impact on the timing and treatment of revenue recognition, and whether the Company’s internal controls relating to revenue recognition were sufficient. On February 29, 2008, the Company announced that its Board of Directors, based upon the recommendation of the Audit Committee, determined that the Company should restate its financial statements for the fiscal year ended December 31, 2006, and for the first and second quarters of fiscal 2007 ended, April 1, 2007 and July 1, 2007, respectively, as a result of errors in the financial statements.

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

Summary of the Restatement Adjustments

The following tables summarize the impact of the restatement on the Company’s financial statements for the year ended December 31, 2006. Selected information about the impact of the restatement on the Company’s unaudited quarterly periods is provided in Note 13 to the consolidated financial statements.

The following tables set forth summary financial data as originally reported and as restated:

	Year Ended
	December 31, 2006
	As previously reported	Adjustments	As restated
Statement of Operations	(in thousands, except per share data)
Total revenue	$62,279	$(1,073)	$61,206
Total cost of revenue	29,331	(523)	28,808
Total operating expenses	48,325	—	48,325
Loss from operations	(15,377)	(550)	(15,927)
Net loss	(25,438)	(550)	(25,988)
Net loss per common share, basic and diluted	$(3.02)	$(0.07)	$(3.09)

	As of December 31, 2006
Balance Sheet	As previously reported	Adjustments	As restated
Trade receivables	$24,388	$(1,140)	$23,248
Inventories (1)	3,587	538	4,125
Other current assets	1,939	365	2,304
Total assets	136,971	(237)	136,734

Accrued liabilities	2,869	380	3,249
Deferred revenue	7,611	(43)	7,568
Total current liabilities	20,720	337	21,057
Deferred revenue, net of current portion	3,308	(24)	3,284
Total liabilities	26,214	313	26,527
Accumulated deficit	(75,108)	(550)	(75,658)
Total liabilities and stockholders' equity	$136,971	$(237)	$136,734

	Year Ended
	December 31, 2006
Statement of Cash Flows	As previously reported	Adjustments	As restated
Net loss	$(25,438)	$(550)	$(25,988)
Accounts receivable, net	(16,526)	1,140	(15,386)
Inventories	(1,022)	(145)	(1,167)
Other current assets	(1,444)	(365)	(1,810)
Accrued liabilities, compensation payable and deferred rent	1,754	380	2,134
Deferred revenue and customer deposits	7,835	(67)	7,768
Net cash used in operating activities	$(17,300)	$—	$(17,300)

(1)
 Adjustments to inventory include amounts for previously identified errors, primarily related to inventory-in-transit amounts, that management previously concluded were not material, but nonetheless have been corrected in the restated consolidated financial statements.

The Company's Audit Committee determined that no senior executives currently employed by the Company engaged in any improper practices or are otherwise responsible for improper revenue recognition.  The Audit Committee determined that no sales personnel currently employed by the Company directly participated in negotiating oral side arrangements or reciprocal sales transactions, though several sales personnel appear to have been aware of such transactions.  The Audit Committee found evidence that the Company's former Chief Executive Officer, former Chief Financial Officer and former Vice President of North America Sales participated directly in certain of the transactions for which adjustments were recorded, but the Audit Committee concluded that the evidence about their roles, knowledge and intent is conflicting, disputed, and ultimately inconclusive.

In 2008, after the completion of the Audit Committee’s investigation, the law firm retained by the Audit Committee (Heller Ehrman LLP) dissolved.  The primary attorneys  representing the Committee joined the partnership of Orrick, Herrington & Sutcliffe LLP.

3.  Marketable Securities

At their date of acquisition, the Company’s marketable securities are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s marketable securities are classified as available-for-sale, and are reported at fair value with the related unrealized gains and losses included as a separate component in stockholders’ equity (deficit). Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense), net. The fair value of marketable securities is based on quoted market prices. Realized and unrealized gains and losses are based on the specific identification method. The Company’s investments in marketable securities are diversified among high-credit quality securities in accordance with the Company’s investment policy.

Marketable securities totaled $43.4 million as of December 31, 2008, and consisted of investments in commercial paper, corporate bonds and notes, and U.S. government securities.  There were no realized gains or losses on the sales of marketable securities for the year ended December 31, 2008.

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

Fair Value Measurements

     Effective December 31, 2007, the Company adopted SFAS No. 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2. SFAS No. 157 clarifies the definition of fair value as an exit price, representing the amount that would be received to sell an asset or the amount that would be paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1—Valuations based on observable inputs such as quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. These valuations require significant judgment.

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

The following table summarizes, by major security type, the Company’s assets that are measured at fair value in accordance with SFAS No. 157 on a recurring basis and are categorized using the fair value hierarchy as of December 31, 2008:

	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs
	(Level 1)	(Level 2)
	(in thousands)
Cash Equivalents:
Money market fund	$22,857	$—
U.S. government agencies	—	1,100
Commercial paper	—	—
	$22,857	$1,100
Marketable securities:
U.S. government agencies	$—	$40,544
Corporate debt securities	—	2,400
Commercial paper	—	497
	$—	$43,441

4.  Net Loss Per Common Share

    The Company applies the provisions of EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128 , or EITF No. 03-6, which established standards regarding the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Company’s Series A through E mandatorily redeemable convertible preferred stock were participating securities due to their participation rights related to cash dividends declared by the Company as described in Note 7.

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

	As of
	December 31,	December 30,	December 31,
	2008	2007	2006

Options to purchase common stock	10,056,218	8,366,297	6,753,969
Common stock subject to vesting provisions	88,805	187,952	921,292
Warrants to purchase common stock	129,992	129,992	129,992
	10,275,015	8,684,241	7,805,253

5.  Inventories

The Company outsources the manufacturing of its products to a contract manufacturer that assembles each product to the Company’s specifications. A portion of the Company’s finished goods is comprised of units used to support the Company’s field services organization. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components. The Company reduces inventory to its estimated net realizable value by reserving for excess and obsolete inventories determined primarily based on historical usage, forecasted demand and evaluation unit conversion rate and age. Inventories have been reduced by $2.1 million and $934,000 as of December 31, 2008, December 30, 2007, respectively.

Inventories consisted of the following:

	As of
	December 31,	December 30,
	2008	2007
	(In thousands)
Components	$234	$154
Finished goods	7,774	5,989
Evaluation units	4,425	3,287
	$12,433	$9,430

6.  Property and Equipment

Property and equipment, net, consisted of the following:

	As of
	December 31,	December 30,
	2008	2007

	(In thousands)
Software and computer equipment	$18,219	$12,820
Furniture, office equipment and other	7,705	6,356
Leasehold improvements	5,183	5,040
	31,107	24,216
Less: accumulated depreciation and amortization	(19,812)	(13,645)
	$11,295	$10,571

Depreciation and amortization expense was $6.3 million, $5.3 million, and $4.2 million for the years ended December 31, 2008, December 30, 2007, and December 31, 2006, respectively.

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

As of both December 31, 2008 and December 30, 2007, there was $0 outstanding under the revolving line of credit and the equipment line of credit.

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

    Mandatorily Redeemable Convertible Preferred Stock

As of December 31, 2008 and December 30, 2007, the Company was authorized to issue 10,000,000 shares of preferred stock and had no shares outstanding.

Upon the closing of the Company’s initial public offering on December 20, 2006, all previously issued and outstanding shares of convertible preferred stock automatically converted into one share of the Company’s common stock.

Warrants

The Company’s common stock warrants consisted of the following:

				Number of Shares
				Subject to Warrants
		Exercise	Expiration	December 31,	December 30,
	Issue Date	Price	Date	2008	2007

Warrants to purchase common stock	March 2006	2.3078	March 2016	129,992	129,992
				129,992	129,992

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

     Stock Options and Unvested Common Stock

The Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) in the fourth quarter of 2006, which provides for the grant of various equity awards. In conjunction with the Company’s initial public offering in December 2006, the shares that were available for grant under the Amended and Restated 2001 Stock Plan (the “2001 Plan”) became available for grant under the 2006 Plan. As of December 31, 2008, the Company’s 2006 Plan has a total of 6,611,815 shares of the Company’s common stock available for issuance to employees, officers, consultants and advisors of the Company. Generally, awards granted under the Plan vest four years from the date of grant and expire ten years from the date of grant.

The Company adopted an Employee Stock Purchase Plan (the “ESPP Plan”) in the fourth quarter of 2006. A total of 1,379,186 shares of the Company’s common stock have been reserved for sale under the ESPP Plan, of which 1,333,148 shares remain for issuance as of December 31, 2008. Under the ESPP Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of the Company’s common stock on the applicable purchase date. During 2008 the Company did not issue any shares under the ESPP Plan.

The Company accounts for cash received in consideration for the purchase of unvested shares of common stock or the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s consolidated balance sheets. As of December 31, 2008 and December 30, 2007, there were 88,805 and 187,952 unvested shares, respectively, of the Company’s common stock outstanding and $100,000 and $189,000, respectively, of related recorded liability.

Detail related to activity of unvested shares of common stock is as follows:

	Number of	Weighted-Average
	Unvested Shares	Exercise/Purchase
	Outstanding	Price
Balance as of January 1, 2006	1,480,710	$0.19
Issued	333,332	$1.16
Vested	(836,105)	$0.18
Forfeited	(56,645)	$0.22
Balance as of December 31, 2006	921,292	$0.55
Issued	—	$—
Vested	(552,345)	$0.43
Forfeited	(180,995)	$0.56
Balance as of December 30, 2007	187,952	$1.00
Issued	—	$—
Vested	(83,169)	$0.91
Forfeited	(15,978)	$0.82
Balance as of December 31, 2008	88,805	$1.13

Detail related to stock option activity is as follows:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price

Balance as of January 1, 2006	4,766,233	$0.24
Options granted	4,370,390	$2.73
Options exercised	(1,987,730)	$0.36
Options forfeited	(394,924)	$1.05
Balance as of December 31, 2006	6,753,969	$1.77
Options granted	5,030,876	$10.65
Options exercised	(1,534,272)	$0.51
Options forfeited	(1,884,276)	$6.65
Balance as of December 30, 2007	8,366,297	$6.24
Options granted	4,906,250	$4.55
Options exercised	(982,672)	$0.49
Options forfeited	(2,233,657)	$7.22
Balance as of December 31, 2008	10,056,218	$5.76

  The total intrinsic value for options exercised in the years ended December 31, 2008, December 30, 2007, and December 31, 2006 was $4.2 million, $13.6 million and $6.8 million, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. During the years ended December 31, 2008, December 30, 2007, and December 31, 2006, the total grant date fair value of options vested was $6.1 million, $1.8 million, and $23,000, respectively.

The following table summarizes information about all stock options outstanding:

	As of December 31, 2008
		Weighted-
	Shares	Average	Weighted-
	Subject	Remaining	Average	Total
Exercise	to Options	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life (in Years)	Price	Value(1)
	(Dollars in thousands, except per share data)
$ 0.12 - 0.82	1,268,814	6.5	$0.48
1.35 - 4.40	1,857,122	9.0	2.86
4.76 - 4.94	2,740,150	9.4	4.79
5.04 - 5.75	1,732,048	9.0	5.24
6.12 - 12.21	1,317,412	8.2	9.89
13.00 - 25.79	1,140,672	8.3	14.74
$ 0.12 - 25.79	10,056,218	8.6	5.76	$(24,870)
Exercisable	2,949,019	7.0	5.46	$(6,412)
Vested and expected to vest	9,576,447	8.6	5.71	$(23,201)

(1)	The total intrinsic value represents the difference between the aggregate estimated fair value of the Company’s common stock issuable and the aggregate exercise price payable.

The fair value of each employee option grant for the years ended December 31, 2008, December 30, 2007, and December 31, 2006 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended
	December 31, 2008	December 30, 2007	December 31, 2006
Risk-free interest rate	1.26% - 3.5%	3.4% - 5.1%	4.5% - 5.1%
Expected term	4 years	4 years	4 years
Dividend yield	None	None	None
Volatility	46 - 50%	39 - 44%	47 - 59%

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

The estimated weighted-average grant date fair value of options granted during the year ended December 31, 2006, with exercise prices less than the estimated per share fair value of the Company’s common stock at the date of grant, was $1.19. The estimated weighted-average grant date fair value of options granted during the year ended December 31, 2006, with exercise prices that equaled the estimated per share fair value of the Company’s common stock at the date of grant, was $5.66.  The estimated weighted-average grant date fair value of options granted during the years ended December 31, 2008 and December 30, 2007, with exercise prices that equaled the estimated per share fair value of the Company’s common stock at the date of grant, was $1.78 and $4.07, respectively.

9.  Income Taxes

The domestic and foreign components of income (loss) before income tax expense and cumulative effect of change in accounting principle were as follows:

	Year Ended
	December 31,	December 30,	December 31,
	2008	2007	2006
			Restated(1)
		(In thousands)
Domestic	$(25,000)	$(27,029)	$(26,127)
Foreign	391	318	248
	$(24,609)	$(26,711)	$(25,879)

(1)	See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

Income tax expense consists of the following:

	Year Ended
	December 31,	December 30,	December 31,
	2008	2007	2006
	(In thousands)
Domestic — current and deferred	$—	$—	$—
Foreign — current and deferred	469	221	109
Total income tax expense	$469	$221	$109

The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Year Ended
	December 31,	December 30,	December 31,
	2008	2007	2006
			Restated(1)
Income tax at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.3	3.5	2.1
Foreign tax rate differential	(0.6)	(0.7)	—
Permanent differences	(1.5)	(0.2)	—
Change in valuation allowance	(34.1)	(37.4)	(25.4)
Warrant revaluation expense	—	—	(11.1)
Total	(1.9)%	(0.8)%	(0.4)%

(1)	See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of
	December 31,	December 30,
	2008	2007
	(In thousands)

Deferred tax assets, current:
Inventories	$998	$520
Accrued vacation	440	416
Deferred revenue	1,515	991
Other	1,509	658
Total gross deferred taxes, current	4,462	2,585
Deferred tax assets, non-current:
Net operating loss carryforwards	27,547	21,366
Capitalized research and development	4,925	6,012
Deferred revenue	632	1,204
Stock-based compensation	2,932	1,130
Deferred rent	—	88
Property and equipment	1,846	1,481
Total gross deferred taxes, non-current	37,882	31,281
Gross deferred tax assets	42,344	33,866
Less: valuation allowance	(42,344)	(33,866)
Net deferred tax assets	$—	$—

As of December 31, 2008, the Company had total net operating loss carryforwards for federal and state income tax purposes of $117.4 million.  As of December 31, 2008, the portion of the federal operating loss carryforwards which relates to stock option benefits is approximately $8.8 million, the benefit of which will be recorded to equity when realized for tax purposes . The benefits of net operating losses and other deferred tax assets are dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company’s gross deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.5 million in the year ended December 31, 2008, $9.9 million in the year ended December 30, 2007, and $5.7 million in the year ended December 31, 2006, respectively. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2028. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined by Internal Revenue Code Section 382, over a three-year period.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The Company did not have any unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of accumulated deficit.  The Company did not have any unrecognized tax benefits at December 31, 2008 or at December 30, 2007.

The Company elected to include interest on tax positions as a component of interest expense and penalties as a component of income tax expense.  During the years ended December 31, 2008 and December 30, 2007 the Company recognized no interest and penalties.

    The Company files income tax returns in the U.S. federal jurisdiction and various states.  The tax years 2005-2008 remain open to examination by major taxing jurisdictions to which the Company is subject.

10.  401(k) Savings Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Through December 31, 2008, the Company had not made contributions to the plan.

11.  Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development and sale of scale-out NAS solutions to data-intensive industries such as media and entertainment, Internet, cable and telecommunications, oil and gas, life sciences, manufacturing and to the federal government. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance and allocating resources. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the location of the end customer. The Company’s assets are primarily located in the United States of America and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

The following presents total revenue by geographic region:

	Year Ended
	December 30,	December 30,	December 31,
	2007	2007	2006
			Restated(1)
	(In thousands)
United States of America	$74,612	$64,936	$46,465
Asia	21,840	12,493	8,137
EMEA	15,200	10,682	4,172
Other	2,770	887	2,432
Total	$114,422	$88,998	$61,206

(1)	See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

12.  Commitments and Contingencies

   Leases

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses and expire through June 2014.

Minimum commitments under non-cancelable operating lease agreements as of December 31, 2008 were as follows (in thousands):

Fiscal 2009	$3,254
Fiscal 2010	2,896
Fiscal 2011	2,694
Fiscal 2012	2,754
Fiscal 2013	2,285
Thereafter	1,058
$14,941

Rent expense incurred under operating leases was $3.3 million, $2.9 million, and $1.7 million during the years ended December 31, 2008, December 30, 2007, and December 31, 2006, respectively.

    Purchase Commitments

The Company maintains, with its contract manufacturer, a rolling 90-day firm order for products it manufactures for the Company, and these orders may only be rescheduled or cancelled by its contract manufacturer under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The remaining amount on the open purchase order with its contract manufacturer at December 31, 2008, was $5.2 million.

    Legal

On November 1, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, as well as under Sections 11, 12 and 15 of the Securities Act of 1933.  Substantially similar complaints were filed later in the same court and all of these cases were subsequently consolidated.  On April 18, 2008, lead plaintiffs filed a consolidated amended complaint against the Company, certain of its current and former directors and officers, underwriters, and venture capital firms.  The consolidated complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired the Company’s stock during the period December 16, 2006 to October 3, 2007.  Plaintiffs allege that defendants violated the federal securities laws by issuing a false and misleading registration statement and prospectus in connection with the Company’s December 16, 2006 initial public offering and by thereafter misrepresenting the Company’s current and prospective business and financial results, thereby causing the Company’s stock price to be artificially inflated during the purported class period.  Plaintiffs seek unspecified compensatory damages, interest, attorneys’ fees and costs, and injunctive relief.

On September 30, 2008, the Company and the other defendants moved to dismiss the consolidated amended complaint.  Oral argument on the defendants’ motions was heard on December 16, 2008, and a decision was issued on December 29 granting in part and denying in part the motions.  All claims against defendants Sequoia Capital (and related entities), Atlas Venture (and related entities) and Madrona Venture Group LLC were dismissed.  The Section 12 claims were dismissed as against defendants Isilon, its former CEO Steven Goldman, and its former CFO Stuart Fuhlendorf, as were the Section 10(b) claims against Isilon directors William Ruckelshaus and Matthew McIlwain.  The Court denied the remainder of the defendants’ motions.  All remaining defendants filed answers to the complaint on January 30, 2009.

On March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former directors and officers.  The Company was named as a nominal defendant.  On April 17, 2008, the court consolidated these actions and appointed lead counsel.  The derivative complaints arise out of many of the factual allegations at issue in the securities class action, and generally allege that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects and by failing to properly account for certain revenues recognized in the Company’s fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature, they do not seek monetary damages from the Company.  However, the Company may be required to advance the legal fees and costs incurred by the individual defendants.  On August 27, 2008, at the request of the parties, the court stayed the consolidated derivative action pending resolution of the motions to dismiss in the securities class action.

As noted above, the motions in the securities case were resolved on December 29, 2008.  Thereafter, on January 12, 2009, the parties to the derivative action stipulated, and asked the Court to order, that plaintiff amend his complaint.  The parties also agreed, and asked the Court to order, that the schedule for defendants’ motion(s) to dismiss the amended complaint shall be decided and submitted for approval after receipt of any amended derivative complaint.  The Court has not yet signed the proposed order associated with this stipulation.

The Company is unable to predict the outcome of these cases.  A court determination against the Company in the class action, and the Company’s indemnity obligations in the derivative actions, could result in significant liability and could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company has been cooperating on a voluntary basis with an investigation being conducted by the SEC concerning the Company’s prior financial restatement.  The SEC has issued a formal order of nonpublic investigation and has issued subpoenas to certain of the Company’s former officers.  The SEC’s investigation is a nonpublic, fact-finding inquiry to determine if there have been violations of the federal securities laws.

13.  Quarterly Results of Operations (unaudited)

Following is a summary of unaudited quarterly financial information for fiscal years 2008 and 2007.

	Condensed Consolidated Statement of Operations
	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In thousands, except per share data)
Total revenue	$24,124	$28,182	$30,332	$31,784
Gross profit	12,895	16,034	17,346	18,159
Total operating expenses	23,686	22,449	22,502	22,475
Loss from operations	(10,791)	(6,415)	(5,156)	(4,316)
Net loss	(10,098)	(5,819)	(4,828)	(4,333)
Net loss per common share, basic and diluted	$(0.16)	$(0.09)	$(0.08)	$(0.07)
Shares used in computing basic and diluted net loss per common share	62,749	63,147	63,615	63,760

	Three Months Ended
	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007
	Restated	Restated
	(In thousands, except per share data)
Total revenue	$17,846	$22,911	$21,643	$26,598
Gross profit	8,578	11,603	12,060	14,021
Total operating expenses	16,559	17,756	20,343	22,785
Loss from operations	(7,981)	(6,153)	(8,283)	(8,764)
Net loss	(6,856)	(5,022)	(7,183)	(7,871)
Net loss per common share, basic and diluted	$(0.11)	$(0.08)	$(0.12)	$(0.13)
Shares used in computing basic and diluted net loss per common share	60,733	61,148	61,771	62,404

 This selected quarterly information has been restated for the first and second quarters of 2007 from previously reported information filed on Form 10-Q.  The Audit Committee investigation described in Note 2 indentified the following errors related to the first and second quarters of 2007:

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

            As described above there have been no changes in our internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act during the quarter ended December 31, 2008 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

Our insider trading policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of Isilon Systems stock or trading of Isilon systems stock by an independent person (such as a broker or an investment bank) who is not aware of material, nonpublic information at the time of the trade.  In the fourth quarter of 2008, one of our officers and a venture capital fund affiliated with one of our directors cancelled their respective 10b5-1 trading plans.

PART III

We have omitted certain information from this report that is required by Part III. We intend to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this report, and such information is incorporated by reference herein.

ITEM 10.  Directors, Executive Officers and Corporate Governance

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

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be included in our proxy statement and is incorporated by reference herein.

ITEM 14.  Principal Accounting Fees and Services

The information required by this Item will be included in our proxy statement and is incorporated by reference herein.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)

1.	Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 59of this report.

2.	Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2008
Allowance for doubtful accounts	$324	$56	$(130)	$250
Income tax valuation allowance	33,866	8,478	—	42,344
Year ended December 30, 2007
Allowance for doubtful accounts	$501	$150	$(327)	$324
Income tax valuation allowance	23,933	9,933	—	33,866
Year ended December 31, 2006
Allowance for doubtful accounts	$239	$279	$(17)	$501
Income tax valuation allowance, restated (1)	18,208	5,725	—	23,933
_________

(1)	See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes thereto.

3.	Exhibits.

The following exhibits are incorporated by reference or filed herewith.

Exhibit		Incorporation by Reference Herein
Number	Description	Form	Date

3.1*	Amended and Restated Certificate of Incorporation of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
3.2*	Amended and Restated Bylaws of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
4.1*	Form of registrant’s common stock certificate.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
4.2*	Fourth Amended and Restated Investors’ Rights Agreement between the registrant and certain of its security holders dated July 19, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.1*	Form of Indemnification Agreement.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.2*	Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.3*	Form of Stock Option Agreement under the Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.4*	2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.5*	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.6*	2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.7*	Form of Subscription Agreement under the 2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.8*	Offer Letter with Steven Goldman dated July 17, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.9*	Offer Letter with Eric J. Scollard dated October 4, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.10*	Offer Letter with Mark L. Schrandt dated October 3, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.11*	Offer Letter with Brett G. Goodwin dated March 10, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.12*	Offer Letter with John W. Briant dated September 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.13*	Offer Letter with Stuart W. Fuhlendorf dated March 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.14*	Offer Letter with Thomas P. Pettigrew dated December 22, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.15*†	Manufacturing Services Agreement between the registrant and Sanmina-SCI Corporation dated February 17, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	December 14, 2006
10.16*	Office Lease between the registrant and Selig Holdings Company dated November 11, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.17*	First Amendment to Office Lease between the registrant and Selig Holdings Company dated December 2, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.18*	Second Amendment to Office Lease between the registrant and Selig Holdings Company dated August 4, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Exhibit		Incorporation by Reference Herein
Number	Description	Form	Date

10.19*	Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.20*	Amendment to Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.21*	Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 24, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.22*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 10, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.23*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 21, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.24*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 29, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.25*	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.26*	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.27*	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006
10.28*	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006
10.29*	Offer Letter with Gwen Weld dated June 5, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006
10.30*	Offer Letter with James Richardson dated October 2, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006
10.31†	Offer Letter with Steven D. Fitz dated April 11, 2007.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (contained on signature page).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
________________________

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
Sujal Patel
President, Chief Executive Officer and Director

Dated:  February 18, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keenan Conder, William Richter and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Sujal Patel Sujal Patel	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2009

/s/ William Richter William Richter	Vice President and Interim Chief Financial Officer (Principal Accounting and Financial Officer)	February 19, 2009

/s/ Elliott H. Jurgensen, Jr. Elliott H. Jurgensen, Jr.	Director	February 19, 2009

/s/ William D. Ruckelshaus William D. Ruckelshaus	Chairman of Board of Directors and Director	February 19, 2009

/s/ Barry J. Fidelman Barry J. Fidelman	Director	February 19, 2009

/s/ Gregory L. McAdoo Gregory L. McAdoo	Director	February 19, 2009

/s/ Matthew S. Mcllwain Matthew S. Mcllwain	Director	February 19, 2009

/s/ James G. Richardson James G. Richardson	Director	February 19, 2009

/s/ Peter H. van Oppen Peter H. van Oppen	Director	February 19, 2009

INDEX TO EXHIBITS

Exhibit		Incorporation by Reference Herein
Number	Description	Form	Date

3.1*	Amended and Restated Certificate of Incorporation of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
3.2*	Amended and Restated Bylaws of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
4.1*	Form of registrant’s common stock certificate.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
4.2*	Fourth Amended and Restated Investors’ Rights Agreement between the registrant and certain of its security holders dated July 19, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.1*	Form of Indemnification Agreement.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.2*	Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.3*	Form of Stock Option Agreement under the Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.4*	2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.5*	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.6*	2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.7*	Form of Subscription Agreement under the 2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006
10.8*	Offer Letter with Steven Goldman dated July 17, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.9*	Offer Letter with Eric J. Scollard dated October 4, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.10*	Offer Letter with Mark L. Schrandt dated October 3, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.11*	Offer Letter with Brett G. Goodwin dated March 10, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.12*	Offer Letter with John W. Briant dated September 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.13*	Offer Letter with Stuart W. Fuhlendorf dated March 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.14*	Offer Letter with Thomas P. Pettigrew dated December 22, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.15*†	Manufacturing Services Agreement between the registrant and Sanmina-SCI Corporation dated February 17, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	December 14, 2006
10.16*	Office Lease between the registrant and Selig Holdings Company dated November 11, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.17*	First Amendment to Office Lease between the registrant and Selig Holdings Company dated December 2, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.18*	Second Amendment to Office Lease between the registrant and Selig Holdings Company dated August 4, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Exhibit		Incorporation by Reference Herein
Number	Description	Form	Date

10.19*	Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.20*	Amendment to Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.21*	Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 24, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.22*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 10, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.23*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 21, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.24*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 29, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.25*	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.26*	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006
10.27*	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006
10.28*	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006
10.29*	Offer Letter with Gwen Weld dated June 5, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006
10.30*	Offer Letter with James Richardson dated October 2, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006
10.31†	Offer Letter with Steven D. Fitz dated April 11, 2007.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (contained on signature page).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
    _____________________
*           Previously filed.

†           Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act of 1933.