Form 10-Q
period 2009-03-31
Isilon Systems, Inc.
filed 2009-04-28
CIK 1373671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2009

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
206-315-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 15, 2009, 64,118,611 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Isilon Systems, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2009	March 31, 2008

Revenue:
Product	$19,869	$19,752
Services	7,016	4,372

Total revenue	26,885	24,124

Cost of revenue:
Product	11,183	8,409
Services (1)	4,874	2,820

Total cost of revenue	16,057	11,229

Gross profit	10,828	12,895

Operating expenses:
Research and development (1)	6,409	5,490
Sales and marketing (1)	11,142	11,800
General and administrative (1)	3,893	6,396

Total operating expenses	21,444	23,686

Loss from operations	(10,616)	(10,791)

Interest income and other	299	802

Loss before income tax expense	(10,317)	(9,989)

Income tax expense	(96)	(109)

Net loss	$(10,413)	$(10,098)

Net loss per share, basic and diluted	$(0.16)	$(0.16)

Shares used in computing basic and diluted net loss per share	63,911	62,749

(1) Includes stock-based compensation as follows:
Cost of revenue	$48	$60
Research and development	371	181
Sales and marketing	577	631
General and administrative	566	425

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share data)
	As of
	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$41,373	$34,342
Marketable securities	34,902	43,441
Trade receivables, net of allowances of $238 and $250, respectively	13,514	14,436
Inventories	7,054	12,433
Other current assets	4,401	4,243
Total current assets	101,244	108,895

Property and equipment, net	9,999	11,295
Total assets	$111,243	$120,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,935	$9,779
Accrued liabilities	3,623	4,188
Accrued compensation and related benefits	5,467	5,879
Deferred revenue	19,157	18,209
Total current liabilities	37,182	38,055

Deferred revenue, net of current portion	9,622	8,954
Deferred rent, net of current portion	3,086	3,158
Total liabilities	49,890	50,167

Stockholders' equity:
Common stock, par value $0.00001: 250,000 authorized; 64,108 and 63,885 shares issued and outstanding	1	1
Additional paid-in capital	199,678	197,685
Accumulated other comprehensive loss	(245)	5
Accumulated deficit	(138,081)	(127,668)
Total stockholders' equity	61,353	70,023
Total liabilities and stockholders' equity	$111,243	$120,190

Isilon Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
	Three Months Ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities
Net loss	$(10,413)	$(10,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,647	1,518
Amortization (accretion) of discount (premium) on marketable securities	58	(79)
Stock-based compensation expense	1,562	1,297
Changes in operating assets and liabilities:
Accounts receivable, net	922	2,354
Inventories	5,379	(3,390)
Other current assets	(196)	(584)
Accounts payable	(173)	(943)
Accrued liabilities, compensation payable and deferred rent	(965)	959
Deferred revenue	1,617	2,392
Net cash used in operating activities	(562)	(6,574)

Cash flows from investing activities
Purchases of property and equipment	(1,024)	(812)
Purchases of marketable securities	(4,501)	(9,078)
Proceeds from sales and maturities of marketable securities	12,800	16,050
Net cash provided by investing activities	7,275	6,160

Cash flows from financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	368	—
Repurchases of unvested common stock	—	(13)
Net cash provided by (used in) financing activities	368	(13)

Effect of exchange rate changes on cash and cash equivalents	(50)	8

Net increase (decrease) in cash and cash equivalents	7,031	(419)
Cash and cash equivalents at beginning of period	34,342	38,999
Cash and cash equivalents at end of period	$41,373	$38,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Significant Accounting Policies

Organization

Isilon Systems, Inc. was incorporated in the State of Delaware on January 24, 2001 and designs, develops and markets scale-out network-attached storage (NAS) systems for storing and managing file-based data. We began selling our products and services in January 2003. We sell systems that generally include a software license, hardware, post-contract customer support and, in some cases, additional elements.

Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Isilon Systems, Inc. and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the our Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

These financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include accounting for revenue, the allowance for doubtful accounts, the valuation of inventory, the valuation allowance for deferred tax assets, and the calculation of stock-based compensation expense. Some of these estimates require difficult, subjective or complex judgments about matters that are uncertain. Actual results could differ from those estimates.

Concentration of Risks

Our cash and cash equivalents are invested with financial institutions in deposits that may exceed federally insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

We do not require collateral to support credit sales. Allowances are maintained for potential credit losses. During the three months ended March 31, 2009 and 2008, no single customer represented more than 10% of total revenue.  As of March 31, 2009, one customer represented approximately 12% of total net accounts receivable. No customer represented more than 10% of total net accounts receivable as of December 31, 2008.

We are dependent on a single contract manufacturer for our products, and some of the key components in our products come from single or limited sources of supply.

Revenue Recognition

We derive revenue from sales of our products and services. Product revenue consists of revenue from sales of systems and software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

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

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Sales generally consist solely of hardware and software products and support services. We have established vendor specific objective evidence, or VSOE, for the fair value of support services as measured by the renewal prices offered to and paid by customers. We use the residual method, as allowed by SOP 98-9, to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered element, support services, is deferred and the remaining portion of the sales amount is recognized as product revenue. This product revenue is recognized upon shipment, based on freight terms, assuming all other criteria for recognition discussed above have been met. The fair value of the support services is recognized as services revenue on the straight-line method over the term of the related support period, which is typically one to three years.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”). We use the straight-line method of allocating the fair value of compensation expense over the requisite service period of the related award under SFAS 123(R). We calculated the expected term based on the provisions outlined in SFAS 123(R), which, for options granted in the three months ended March 31, 2009, resulted in an expected term of approximately four years. We calculate our estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. As required by SFAS 123(R), we estimated expected forfeitures and recognized only the compensation cost for those stock options expected to vest.

During the three months ended March 31, 2009 and March 31, 2008, we recorded non-cash stock-based compensation expense of $1.6 million and $1.3 million, respectively. As of March 31, 2009, our total unrecognized compensation cost related to stock-based awards granted since January 2, 2006 was $15.7 million, which will be recognized over the weighted-average remaining requisite service period of approximately 2.8 years. We recorded no tax benefit related to these options during the three months ended March 31, 2009 since we currently maintain a full valuation allowance on our net deferred tax assets. In future periods, stock-based compensation expense is expected to increase as the Company records expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees.

Recent Accounting Pronouncements

During the first quarter of 2008, the Company adopted SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the FASB released a FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for nonfinancial assets and liabilities did not have a material effect on our consolidated results of operations and financial condition.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

2. Net Loss Per Common Share

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
	As of
	March 31,	March 31,
	2009	2008

Options to purchase common stock	9,885,831	7,867,512
Common stock subject to vesting provisions	70,966	142,319
Common stock purchaseable under Employee Stock Purchase Plan	75,291	—
Warrants to purchase common stock	129,992	129,992
	10,162,080	8,139,823

3. Comprehensive Loss

Comprehensive loss is as follows:
	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Net loss	$(10,413)	$(10,098)
Unrealized (loss)/gain on marketable securities	(182)	83
Foreign currency translation adjustment	(68)	138
Total comprehensive loss	$(10,663)	$(9,877)

4. Marketable Securities

At their date of acquisition, our marketable securities are classified into categories in accordance with the provisions of statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.   During the periods presented, we had securities classified as available-for-sale, which were reported at fair value with the related unrealized gains and losses included as a separate component in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense), net. Realized and unrealized gains and losses are based on the specific identification method. Our investments in marketable securities are diversified among high-credit quality securities in accordance with our investment policy.

Marketable securities totaled $34.9 million as of March 31, 2009 and consisted of investments in U.S. government securities and corporate bonds and notes. There were no realized gains or losses on the sales of marketable securities for the three months ended March 31, 2009 and March 31, 2008.

The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we believe these instruments are not subject to significant market or interest rate risk.  Investments in fixed rate, interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of our investments, anticipated declining interest rates will negatively impact our investment income.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Fair Value Measurements

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our marketable securities.

Our cash equivalents and marketable securities instruments are classified within Level 1and Level 2 of the fair value hierarchy because they are valued using quoted market prices or broker, dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, commercial paper, and state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

As of March 31, 2009, fair value hierarchy of our cash equivalents and marketable securities (in thousands) is as follows:

	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs
	(Level 1)	(Level 2)
Cash Equivalents:
Money market fund	$30,050	$—
Commercial paper	—	2,498
	$30,050	$2,498
Marketable securities:
U.S. government agencies	$—	$33,302
Corporate debt securities	—	1,600
	$—	$34,902

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

  5. Inventories

We outsource the manufacturing of our products to a contract manufacturer that assembles each product to our specifications. As protection against component shortages and to provide replacement parts for our service teams, we also stock limited supplies of certain key product components. We also stock component parts and finished goods to support our field services organization. As of March 31, 2009 and December 31, 2008, $2.8 million and $4.7 million, respectively, of our inventory was deployed at field services locations. We reduce inventory to its estimated net realizable value by reserving for excess and obsolete inventories determined primarily based on historical usage, forecasted demand and evaluation unit conversion rate and age. During the quarter ended March 31, 2009, we recorded a reserve of $3.8 million to reduce our inventory to its estimated net realizable value. This write down was the result of softening economic conditions during the quarter ended March 31, 2009 coinciding with lower forecasted demand for some of our existing product lines due to the release of new product lines announced in March 2009. Inventories have been reduced by $6.2 million and $2.1 million as of March 31, 2009 and December 31, 2008, respectively.

Inventories consist of the following:

	As of
	March 31,	December 31,
	2009	2008
	(in thousands)
Component parts	$234	$234
Finished goods	2,973	7,774
Evaluation units	3,847	4,425
	$7,054	$12,433

6. Stockholders’ Equity

Stock Options and Unvested Common Stock

We account for cash received for the purchase of unvested shares of common stock or the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities. As of March 31, 2009 and December 31, 2008, there were 70,966 and 88,805 unvested shares, respectively, of our common stock outstanding and $81,887 and $100,000, respectively, of the related recorded liability.

Detail related to activity of unvested shares of common stock is as follows:

	Number of	Weighted-Average
	Unvested Shares	Exercise/Purchase
	Outstanding	Price
Balance as of December 31, 2008	88,805	$1.13
Vested	(17,839)	$1.02
Balance as of March 31, 2009	70,966	$1.15

Detail related to stock option activity is as follows:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price
Balance as of December 31, 2008	10,056,218	$5.76
Options granted	200,400	$2.62
Options exercised	(50,054)	$0.56
Options forfeited	(320,733)	$7.29
Balance as of March 31, 2009	9,885,831	$5.68

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The total intrinsic value for options exercised during the three months ended March 31, 2009 and March 31, 2008, was $93,000 and $0, respectively, representing the difference between the estimated market value of our common stock underlying these options at the dates of exercise and the exercise prices paid.

The fair value of each employee option on the date of grant was estimated using the Black-Scholes option pricing model under SFAS 123(R). The following assumptions were used for the valuations of options granted to employees during the three months ended March 31, 2009 and March 31, 2008:

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	1.2% - 1.7%	1.9% - 2.7%
Expected term	4 years	4 years
Dividend yield	None	None
Volatility	51%	46%

We estimated our expected volatility based on reported market value data for a group of publicly traded companies, which were selected from certain market indices that we believe are relatively comparable after consideration of their size, industry, stage of lifecycle, profitability, growth, and risk and return on investment.

The estimated weighted-average grant date fair value of options granted during the three months ended March 31, 2009 and March 31, 2008 was $1.07 and $2.00, respectively.

We adopted an Employee Stock Purchase Plan (the “2006 ESPP”) in the fourth quarter of 2006. Under the 2006 ESPP, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of our common stock on the applicable purchase date, with purchases generally every six months. A total of 1,799,595 shares of our common stock have been reserved for sale under the 2006 ESPP. During the quarter ended March 31, 2009, we issued 172,406 shares under the 2006 ESPP and reclassified $408,000 from accrued liabilities to stockholders’ equity, which included employee withholdings and the related stock-based compensation expense.

 7. Income Taxes

As of March 31, 2009, we had total net operating loss carryforwards for federal and state income tax purposes of $123.9 million, which excludes windfall tax benefits related to stock-based compensation. The benefits of net operating losses and other deferred tax assets are dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets have been fully offset by a valuation allowance. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2029. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

For three months ended, March 31, 2009 and March 31, 2008, we recorded income tax expense of $96,000 and $109,000, respectively, comprised primarily of foreign taxes. The actual expense recorded for each of these respective periods differs from the federal tax benefit at 34% primarily due to current tax expense in foreign jurisdictions and the valuation allowance applied to the tax benefit of U.S. losses.

8. Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We are organized as, and operate in, one reportable segment: the development and sale of clustered storage solutions. Our chief operating decision-maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance and allocating resources. We, and our chief executive officer, evaluate performance based primarily on revenue in the geographic locations in which we operate. Revenue is attributed by geographic region based on the location of the end customer. Our assets are primarily located in the United States of America and not allocated to any specific region; therefore, geographic information is presented only for total revenue.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following presents total revenue by geographic region:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(in thousands)
North America	$20,718	$16,728
Asia	3,751	4,076
Europe, Middle East, and Africa	2,416	3,320
Total	$26,885	$24,124

9. Commitments and Contingencies

Purchase Obligations

We typically maintain, with our contract manufacturer, a rolling 90-day firm order for products it manufactures for us, and these orders may only be rescheduled modified, or cancelled by our contract manufacturer under certain circumstances. The remaining amount on the open purchase order with our contract manufacturer and other partners and suppliers at March 31, 2009 was approximately $3.2 million.

Legal Proceedings

On November 1, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Isilon and certain of its current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, as well as under Sections 11, 12 and 15 of the Securities Act of 1933.  Substantially similar complaints were filed later in the same court and all of these cases were subsequently consolidated.  On April 18, 2008, lead plaintiffs filed a consolidated amended complaint against Isilon, certain of our current and former directors and officers, underwriters, and venture capital firms.  The consolidated complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period December 16, 2006 to October 3, 2007.  Plaintiffs allege that defendants violated the federal securities laws by issuing a false and misleading registration statement and prospectus in connection with our December 16, 2006 initial public offering and by thereafter misrepresenting our current and prospective business and financial results, thereby causing our stock price to be artificially inflated during the purported class period.  Plaintiffs seek unspecified compensatory damages, interest, attorneys’ fees and costs, and injunctive relief.

On September 30, 2008, Isilon and the other defendants moved to dismiss the consolidated amended complaint.  Oral argument on the defendants’ motions was heard on December 16, 2008, and a decision was issued on December 29 granting in part and denying in part the motions.  All claims against defendants Sequoia Capital (and related entities), Atlas Venture (and related entities) and Madrona Venture Group LLC were dismissed.  The Section 12 claims were dismissed as against defendants Isilon, our former CEO Steven Goldman, and our former CFO Stuart Fuhlendorf, as were the Section 10(b) claims against Isilon directors William Ruckelshaus and Matthew McIlwain.  The Court denied the remainder of the defendants’ motions.  All remaining defendants filed answers to the complaint on January 30, 2009.

On March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Isilon, against certain of our current and former directors and officers.  Isilon was named as a nominal defendant.  On April 17, 2008, the court consolidated these actions and appointed lead counsel.  The derivative complaints arise out of many of the factual allegations at issue in the securities class action, and generally allege that the individual defendants breached fiduciary duties owed to Isilon by publicly misrepresenting our business prospects and by failing to properly account for certain revenues recognized in our fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature, they do not seek monetary damages from Isilon.  However, we may be required to advance the legal fees and costs incurred by the individual defendants.  On August 27, 2008, at the request of the parties, the court stayed the consolidated derivative action pending resolution of the motions to dismiss in the securities class action.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

As noted above, the motions in the securities case were resolved on December 29, 2008.  On February 6, 2009, the derivative plaintiff filed an amended complaint.  The parties thereafter stipulated, and have asked the Court to order, that the stay in the derivative case be lifted, and that defendants’ motion(s) to dismiss the amended consolidated derivative complaint be filed by July 15, 2009.  The Court has not yet signed the proposed order associated with this stipulation.

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

10. Subsequent Events

On April 6, 2009, we announced that we expect to record approximately $850,000 of restructuring expense during the quarter ending June 30, 2009 related to a reduction of approximately 10% of our global workforce.

On April 20, 2009, our stockholders approved a stock option exchange program pursuant to which eligible employees would be able to exchange certain of their outstanding underwater options granted under the Amended and Restated 2001 Stock Plan and 2006 Equity Incentive Plan, whether vested or unvested, for a lesser number of new options with an exercise price equal to fair market value on the new date of grant.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding our competitive environment and the health of the overall storage sector and impact of U.S. and global macro-economic conditions; the anticipated growth of file-based data; the expected demand for and benefits of our storage products; our future business plans and growth strategy; pricing pressures and fluctuations; our ability to improve existing products and to develop new and future products; our ability to attract new customers; our anticipated revenue and expenses; our ability to add value-added resellers and distributors and to sell our products domestically and internationally; our ability to realize operating leverage and realize efficiencies in our sales model by leveraging partners and distributors to sell to new and existing customers; seasonality in our business; anticipated results of potential or actual litigation or regulatory proceedings; statements relating to our financial restatement and the remediation of our internal controls; the anticipated sufficiency of our current office space and ability to find additional space as needed; anticipated development or acquisition of intellectual property and resulting benefits; expected impacts of changes in accounting rules, including the impact on deferred tax benefits; the impact of governmental regulation; employee hiring and retention, including reductions in force and headcount; the future payment of dividends, use of cash, cash needs and ability to raise capital; and potential liability from contractual relationships. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We sell scale-out network-attached storage (NAS) systems that consist of three or more storage nodes. Each node is comprised of our proprietary OneFS operating system software and industry standard hardware components integrated into a self-contained, 7-inch, 3.5-inch, and 1.75-inch high, rack-mountable chassis. Customers can scale our storage systems incrementally as their needs grow by purchasing additional nodes or clusters of nodes from us to enhance storage capacity, performance or both. Our future revenue growth will depend upon further penetration of our existing customers as well as expansion of our customer base in existing and other industries that depend upon file-based data. We consider the development of direct and indirect sales channels in domestic and international markets a key to our future revenue growth and the global acceptance of our products. We also are dependent on the development, adoption and acceptance of new software and systems to increase our overall margins and achieve profitability.

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

 New Customers and Repeat Sales Orders.  Our goal is to attract a significant number of new customers and to encourage existing customers to purchase additional products, specifically our higher margin software applications, SyncIQ® , SnapshotIQ™, SmartConnect™,, and SmartQuotas™. A majority of our customers buy our storage systems and later add additional nodes or software applications as the need arises under our ‘pay-as-you-grow’ model.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management estimates and judgments about matters that are uncertain: revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation, and accounting for income taxes. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations. Although we believe that our estimates and judgments are reasonable under the circumstances, actual results may differ from those estimates. These critical accounting policies are consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

The first quarter of 2009 was characterized by overall global economic uncertainty, unpredictable financial markets, and softening business conditions. These overall economic circumstances led many of our customers to delay or reduce previously planned capital expenditures. Our results of operations, including total revenues, gross margin, net loss, and cash flows, were impacted by these global economic conditions.

Revenue. We derive our revenue from sales of our products and services. Our customers typically purchase a cluster of our storage devices comprised of three or more nodes and related support services. Each node includes our OneFS® operating system software and industry standard hardware. We offer various systems to meet the customer-specific storage capacity and performance requirements. In addition, customers may purchase separate additional software applications for enhanced functionality. Pricing of our products depends, in part, on our cost of goods sold at the time we determine the overall pricing of our products and the size of the cluster and software modules purchased.  We may periodically change the list prices of our storage system products.

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(dollars in thousands)
Revenue by type:
Product	$19,869	$19,752
Services	7,016	4,372
Total revenue	$26,885	$24,124

% revenue by type:
Product	74%	82%
Services	26	18
Total	100%	100%

Revenue by geography:
Domestic	$20,718	$16,728
International	6,167	7,396
Total revenue	$26,885	$24,124

% revenue by geography:
Domestic	77%	69%
International	23	31
Total	100%	100%

Revenue by sales channel:
Direct	$13,242	$12,845
Indirect	13,643	11,279
Total revenue	$26,885	$24,124

% revenue by sales channel:
Direct	49%	53%
Indirect	51	47
Total	100%	100%

Total revenue increased 11% for the three months ended March 31, 2009, from the comparable period in the prior year, primarily attributable to increased service revenues as a result of an increase in our installed customer base.

Product revenue remained essentially flat for the three months ended March 31, 2009 compared to the comparable period in the prior year as the increase in our overall customer base was offset by a slowdown in capital expenditures by our customers. Our total customer base increased 32% from March 31, 2008 to March 31, 2009. The number of new customers added during the quarter ended March 31, 2009 was 48, representing a 6% decrease from the number of new customers added in the comparable period in the prior year. We believe typical seasonality as well as more cautious spending by customers in response to the current economic conditions impacted our ability to acquire new customers during the first quarter of 2009. A majority of our customers that buy our storage systems later add to their storage cluster. For the quarter ended March 31, 2009, reorders from existing customers represented approximately 85% of total revenue, compared to 78% for the quarter ended March 31, 2008.

The increase in indirect channel revenue was due to our focus on enhancing our relationships with our channel partners.  No reseller accounted for more than 10% of our revenue during the first quarter of 2009 and 2008. We plan to continue to expand our relationships with channel partners and over time expect the percent of revenue generated through the channel to grow.

Services revenue includes support services for both our software and our hardware products. The percentage of our total revenue derived from support services was 26% and 18% for the three months ended March 31, 2009 and March 31, 2008, respectively. The increase in services revenue was a result of an increase in our customer base currently on service and maintenance contracts. As our installed customer base grows and since a majority of our customers continue to renew their service contracts, we expect services revenue to continue to grow.

Cost of Revenue and Gross Margin. Cost of product revenue consists primarily of amounts paid to our contract manufacturer in connection with the procurement of hardware components and assembly of those components into our systems, costs of shipping and logistics, and valuation reserves taken for excess and obsolete inventory. Cost of services revenue is primarily comprised of salaries and employee benefits, third-party costs in providing technical support, and the cost of inventory used to service hardware maintenance contracts. Our gross margin has been and will continue to be affected by a variety of factors, including charges related to excess and obsolete inventory maintained for use in supporting our field services organization, average sales prices of our systems, the revenue attributable to sales of software applications as a percentage of total revenue, the rate at which our customers adopt our higher margin products and software applications, the timing of component cost reductions, the timing of supplier cost reductions, and overall market conditions.

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(dollars in thousands)
Cost of revenue:
Product	$11,183	$8,409
Services	4,874	2,820
Total cost of revenue	$16,057	$11,229

Gross margin:
Product	44%	57%
Services	31%	35%
Total gross margin	40%	53%

Overall gross margin decreased 13 percentage points for the three months ended March 31, 2009, from the comparable period in the prior year. This decrease was primarily due to a non-cash inventory write down of $3.8 million during the quarter ended March 31, 2009. This write down was the result of softening economic conditions during the quarter ended March 31, 2009 as well as lower forecasted demand for some of our existing products due to the release of the S-series and NL-series product lines announced in March 2009. The write down of inventory reduced total gross margin by approximately 14 percentage points and impacted both our gross margin from product revenue as well as our gross margin for services revenue.

Gross margin for product revenue decreased 13 percentage points for the three months ended March 31, 2009 from the comparable period in the prior year. This decrease was the result of the inventory write down previously discussed. Excluding the inventory write down, gross margin for product revenue remained flat during the three months ended March 31, 2009 compared to the comparable period of the prior year as decreases in component costs were largely offset by increased product discounting.

Gross margin for services revenue decreased 4 percentage points for the three months ended March 31, 2009 from the comparable period in the prior year. The decrease in services margin is primarily due to a 14 percentage point decline resulting from the inventory write down previously discussed. This decline was offset by a 10 percentage point increase in services margin for the three months ended March 31, 2009 compared to the comparable period in the prior year. This increase was the result of increased cost reductions as well as an increase in customer renewal rates for our support services and a decrease in stock-based compensation expense related to services cost of revenues.

As our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in our customer service and support structure to support this growth. The rate at which we add new customers as well as the added complexity of managing spares inventory located in various geographic regions will affect the amount of these upfront investments. The timing of these additional expenditures could materially affect our cost of revenue, both in absolute dollars and as a percentage of total revenue, in any particular period.

Operating Expenses.  On April 6, 2009, we announced a workforce reduction of approximately 10% of our global workforce. We expect to record approximately $850,000 in restructuring charges during the quarter ending June 30, 2009 related to this reduction.  We anticipate the workforce reduction will eliminate approximately $1 million of our quarterly operating expenses from our current cost structure.

Research and Development Expenses. Research and development expenses primarily include personnel costs, prototype expenses, facilities expenses and depreciation of equipment used in research and development. Research and development expenses are recorded when incurred. We continue to devote substantial resources to the development of additional functionality for existing products and the development of new systems and software products.

	Three Months Ended
	March 31,	March 31,
	2009	2008	$ change	% change
	(dollars in thousands)
Research and development expenses	$6,409	$5,490	$919	17%
Percent of total revenue	24%	23%

Research and development expenses increased primarily due to an increase in employee headcount to 137 at March 31, 2009 from 107 at March 31, 2008. The increase in expense year-over-year was primarily due to an increase in salaries and benefits, and stock-based compensation expense. Stock-based compensation expense related to research and development increased to $371,000 in the first quarter of 2009 from $181,000 in the first quarter of 2008.

Sales and Marketing Expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, professional services fees, trade shows, marketing programs, facilities and depreciation expenses. We plan to continue to invest in expanding our domestic and international sales and marketing activities and building brand awareness. Generally, sales personnel are not immediately productive and thus sales and marketing expenses do not immediately result in revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become fully productive. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

	Three Months Ended
	March 31,	March 31,
	2009	2008	$ change	% change
	(dollars in thousands)
Sales and marketing expenses	$11,142	$11,800	$(658)	(6)%
Percent of total revenue	41%	49%

 Sales and marketing expenses decreased primarily due to decreases in travel and entertainment expenses as well as decreased depreciation and facilities expenses. These decreases were largely the result of our execution on cost savings programs implemented in response to the challenges presented by the current economic environment. In addition, sales commissions and stock-based compensation decreased during the quarter ended March 31, 2009 compared to the comparable period of the prior year.  Stock-based compensation expense related to sales and marketing decreased to $577,000 in the first quarter of 2009 from $631,000 in the first quarter of 2008.  These decreases were offset by an increase in employee headcount to 153 at March 31, 2009 from 132 at March 31, 2008.

General and Administrative Expenses. General and administrative expenses primarily include personnel costs; facilities expenses related to our executive, finance, human resources, information technology and legal organizations; bad debt expense; public company related  expenses and fees for professional services such as legal, accounting, compliance and information systems. Also included in general and administrative expenses are attorneys’ fees and costs for legal proceedings described in more detail in Part 1, Note 10 in the Notes to Condensed Consolidated Financial Statements, as well as costs associated with our Audit Committee investigation, which was completed during 2008.

	Three Months Ended
	March 31,	March 31,
	2009	2008	$ change	% change
	(dollars in thousands)
General and administrative expenses	$3,893	$6,396	$(2,503)	(39)%
Percent of total revenue	14%	27%

General and administrative expenses decreased primarily due to a decrease in professional services fees during the quarter ended March 31, 2009 compared to the comparable period of the prior year. During the quarter ended March 31, 2008, general and administrative expenses included $2.8 million in professional service fees associated with our Audit Committee investigation and restatement of financial statements, which concluded in April of 2008. This decrease was slightly offset by an increase in stock-based compensation expense related to general and administrative from $425,000 in the first quarter of 2008 to $566,000 in the first quarter of 2009. The remaining expenses included in general and administrative expenses remained relatively flat for the three months ended March 31, 2008 compared to the comparable period in the prior year as headcount was roughly flat, increasing by only 1 from March 31, 2008 to March 31, 2009.

Interest income and other. Interest income and other primarily includes interest income on cash, cash equivalents and marketable securities balances.

	Three Months Ended
	March 31,	March 31,
	2009	2008	$ change
	(in thousands)
Interest income and other	$299	$802	$(503)

Interest income and other decreased by $503,000 from the first quarter of 2008 to the first quarter of 2009 due to a decrease in our interest income resulting from a decrease in market interest rates on our investments as well as a lower cash, cash equivalents and marketable securities balance.

Liquidity and Capital Resources

As of March 31, 2009, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $76.3 million.

The following table shows our working capital and cash and cash equivalents as of the stated dates:

	As of
	March 31,	December 31,
	2009	2008
	(in thousands)
Working capital	$64,062	$70,840
Cash, cash equivalents and marketable securities	76,275	77,783

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(562)	$(6,574)
Net cash provided by investing activities	7,275	6,160
Net cash provided by (used in) financing activities	368	(13)

Cash Flows from Operating Activities

Net cash used in operating activities was $562,000 during the three months ended March 31, 2009. Net cash used in operating activities consisted primarily of our net loss of $10.4 million, offset by depreciation and amortization expense of $1.6 million, stock-based compensation expense of $1.6 million and net changes in operating assets and liabilities of $6.6 million, which includes a $3.8 million non-cash inventory write down.

Net cash used in operating activities was $6.6 million during the first quarter of 2008.  Net cash used in operating activities primarily consisted of our net loss of $10.1 million, offset by depreciation and amortization expense of $1.5 million, stock-based compensation expense of $1.3 million, and net changes in operating assets and liabilities of $788,000.  Included in operating cash out flows for the first quarter of 2008 was $934,000 in professional service fees related to our Audit Committee investigation and restatement of financial statements.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth and net maturities and purchases of marketable securities. Net cash provided by investing activities during the quarter ended March 31, 2009 was $7.3 million, comprised of $8.3 million of net proceeds from maturities of marketable securities offset by $1.0 million of capital expenditures, primarily related to increased research and development lab equipment and purchases of computer and office equipment to support continued growth. Net cash provided by investing activities during the quarter ended March 31, 2008 was $6.2 million and was comprised to net proceeds from maturities of marketable securities of $7.0 million offset by capital expenditures of $812,000.

Cash Flows from Financing Activities

Net cash provided by financing activities was $368,000 during the quarter ended March 31, 2009 and was primarily due to proceeds from the issuance of common stock in connection with our Employee Stock Purchase Plan.  Net cash used in financing activities during the quarter ended March 31, 2008 was $13,000 primarily related to repurchases of unvested common stock during the period.

We believe that our $76.3 million of cash, cash equivalents and marketable securities at March 31, 2009, will be sufficient to fund our projected operating requirements for at least twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, our ability to achieve sustainable profitability, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

As of March 31, 2009, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2014. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

We outsource the manufacturing of our products to a contract manufacturer in which we typically maintain a rolling 90-day firm order based on production forecast. These orders may only be rescheduled, modified, or cancelled by our contract manufacturer under certain circumstances. The remaining amount on the open purchase order with our contract manufacturer and other partners and suppliers at March 31, 2009 was approximately $3.2 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

During the first quarter of 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the FASB released a FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for nonfinancial assets and liabilities did not have a material effect on our consolidated results of operations and financial condition.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

A description of our quantitative and qualitative disclosures about market risks is set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2008 with the Securities and Exchange Commission on February 20, 2009.

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”.  Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, to allow timely decisions regarding required disclosure. Based upon this evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of March 31, 2009.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended March 31, 2009, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings

On November 1, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Isilon and certain of its current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, as well as under Sections 11, 12 and 15 of the Securities Act of 1933.  Substantially similar complaints were filed later in the same court and all of these cases were subsequently consolidated.  On April 18, 2008, lead plaintiffs filed a consolidated amended complaint against Isilon, certain of our current and former directors and officers, underwriters, and venture capital firms.  The consolidated complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period December 16, 2006 to October 3, 2007.  Plaintiffs allege that defendants violated the federal securities laws by issuing a false and misleading registration statement and prospectus in connection with our December 16, 2006 initial public offering and by thereafter misrepresenting our current and prospective business and financial results, thereby causing our stock price to be artificially inflated during the purported class period.  Plaintiffs seek unspecified compensatory damages, interest, attorneys’ fees and costs, and injunctive relief.

On September 30, 2008, Isilon and the other defendants moved to dismiss the consolidated amended complaint.  Oral argument on the defendants’ motions was heard on December 16, 2008, and a decision was issued on December 29 granting in part and denying in part the motions.  All claims against defendants Sequoia Capital (and related entities), Atlas Venture (and related entities) and Madrona Venture Group LLC were dismissed.  The Section 12 claims were dismissed as against defendants Isilon, our former CEO Steven Goldman, and our former CFO Stuart Fuhlendorf, as were the Section 10(b) claims against Isilon directors William Ruckelshaus and Matthew McIlwain.  The Court denied the remainder of the defendants’ motions.  All remaining defendants filed answers to the complaint on January 30, 2009.

On March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Isilon, against certain of our current and former directors and officers.  Isilon was named as a nominal defendant.  On April 17, 2008, the court consolidated these actions and appointed lead counsel.  The derivative complaints arise out of many of the factual allegations at issue in the securities class action, and generally allege that the individual defendants breached fiduciary duties owed to Isilon by publicly misrepresenting our business prospects and by failing to properly account for certain revenues recognized in our fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature, they do not seek monetary damages from Isilon.  However, we may be required to advance the legal fees and costs incurred by the individual defendants.  On August 27, 2008, at the request of the parties, the court stayed the consolidated derivative action pending resolution of the motions to dismiss in the securities class action.

As noted above, the motions in the securities case were resolved on December 29, 2008.  On February 6, 2009, the derivative plaintiff filed an amended complaint.  The parties thereafter stipulated, and have asked the Court to order, that the stay in the derivative case be lifted, and that defendants’ motion(s) to dismiss the amended consolidated derivative complaint be filed by July 15, 2009.  The Court has not yet signed the proposed order associated with this stipulation.

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

As more fully described in Part 1, the Explanatory Note in our Annual Report on Form 10-K for the year ended December 30, 2007, in November 2007, our Audit Committee initiated an independent investigation of certain of our sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition, and whether our internal controls relating to revenue recognition were sufficient.  Our Audit Committee conducted its investigation and review with the assistance of independent counsel and an independent forensic accounting advisor.

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

Litigation and Regulatory Matters

As further described in Part II, Item 1, of this Form 10-Q, we and certain of our executive officers, directors, underwriters and venture capital firms were named as defendants in a consolidated federal securities class action.  The amended consolidated complaint filed April 18, 2008, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, as well as under Section 11, 12 and 15 of the Securities Act of 1933.  On September 30, 2008, the Company and the other defendants moved to dismiss the consolidated amended complaint.  In a decision issued on December 29, 2008, the Court granted in part and denied in part the motions to dismiss.  All claims against defendants Sequoia Capital (and related entities), Atlas Venture (and related entities) and Madrona Venture Group LLC were dismissed.  The Section 12 claims were dismissed as against the Company, its former CEO Steven Goldman, and its former CFO Stuart Fuhlendorf, as were the Section 10(b) claims against Isilon directors William Ruckelshaus and Matthew McIlwain.  The Court denied the remainder of the defendants’ motions.  All remaining defendants filed answers to the complaint on January 30, 2009.

In addition, on March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of our current and former directors and officers.  The Company was also named as a nominal defendant.  The derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects, and by failing to properly account for certain revenues recognized in our fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  On August 27, 2008, at the request of the parties, the court stayed the consolidated derivative action pending resolution of the motions to dismiss in the securities class action.  As noted above, the motions in the securities case were resolved on December 29, 2008.  On February 6, 2009, the derivative plaintiff filed an amended complaint.  The parties thereafter stipulated, and have asked the Court to order, that the stay in the derivative case be lifted, and that defendants’ motion(s) to dismiss the amended consolidated derivative complaint be filed by July 15, 2009.  The Court has not yet signed the proposed order associated with this stipulation.

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

 In early April 2009, we announced a company-wide reduction in force of approximately 10%. While this and other cost-saving initiatives are intended to improve our cost structure and path to profitability, the reduction in workforce may negatively impact our research and development efforts, our sales capacity and our relationships with customers and vendors.  Moreover, should the economic slowdown continue or worsen, we will need to evaluate whether further cost and workforce reductions are warranted.  Accordingly, we cannot be assured that recent and potential future cost-saving initiatives will not negatively impact our operations, growth and competitive position in the marketplace.

We have a history of losses, and we may not achieve profitability in the future.

We have not been profitable in any fiscal period since we were formed. We experienced a net loss of $10.4 million for the three months ended March 31, 2009 and $10.1 million for the three months ended March 31, 2008. As of March 31, 2009, our accumulated deficit was $138 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including expenditures for additional sales and marketing and research and development personnel. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

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

We derived approximately 23% and 31% of our total revenue from customers outside the United States in the first quarters of 2009 and 2008, respectively. We have sales and technical support personnel in several countries worldwide. We expect to continue to add personnel in additional countries.  Our various international operations subject us to a variety of risks, including:

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in December 2006 through April 15, 2009, our stock price has fluctuated from a high of $28.50 to a low of $1.86.  Factors affecting the trading price of our common stock, some of which are outside our control, include:

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

As of March 31, 2009, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 61% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ISILON SYSTEMS, INC.
Date: April 27, 2009	By:	/s/ Sujal Patel
Sujal Patel
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ William Richter
William Richter
Vice President of Finance and Chief Financial Officer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1 ‡	Section 1350 Certification of Chief Executive Officer.

32.2 ‡	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

‡	Furnished herewith.