Form 10-Q
period 2009-06-30
Isilon Systems, Inc.
filed 2009-07-31
CIK 1373671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                    to

Commission File Number 001-33196

Isilon Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-2101027
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3101 Western Ave
Seattle, WA	98121
(Address of principal executive offices)	(Zip code)

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

As of July 15, 2009, 64,354,389 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
Isilon Systems, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenue:
Product	$21,827	$22,657	$41,696	$42,409
Services	7,164	5,525	14,180	9,897

Total revenue	28,991	28,182	55,876	52,306

Cost of revenue:
Product	8,877	9,155	20,060	17,564
Services (1)	3,588	2,993	8,462	5,813

Total cost of revenue	12,465	12,148	28,522	23,377

Gross profit	16,526	16,034	27,354	28,929

Operating expenses:
Research and development (1)	5,837	5,980	12,246	11,470
Sales and marketing (1)	10,458	12,405	21,600	24,205
General and administrative (1)	3,725	4,064	7,618	10,460
Restructuring charges	357	—	357	—
Total operating expenses	20,377	22,449	41,821	46,135

Loss from operations	(3,851)	(6,415)	(14,467)	(17,206)

Interest income and other	239	660	538	1,462

Loss before income tax expense	(3,612)	(5,755)	(13,929)	(15,744)

Income tax expense	(122)	(64)	(218)	(173)

Net loss	$(3,734)	$(5,819)	$(14,147)	$(15,917)

Net loss per common share, basic and diluted	$(0.06)	$(0.09)	$(0.22)	$(0.25)

Shares used in computing basic and diluted net loss per common share	64,085	63,147	63,998	62,947

(1) Includes stock-based compensation as follows:
Cost of revenue	$94	$18	$142	$78
Research and development	483	231	854	412
Sales and marketing	344	554	921	1,185
General and administrative	425	693	991	1,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share data)

	As of
	June 30, 2009	December 31, 2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,711	$34,342
Marketable securities	44,755	43,441
Trade receivables, net of allowances of $322 and $250, respectively	15,594	14,436
Inventories	6,028	12,433
Other current assets	4,288	4,243
Total current assets	101,376	108,895

Property and equipment, net	8,712	11,295
Total assets	$110,088	$120,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,177	$9,779
Accrued liabilities	4,282	4,188
Accrued compensation and related benefits	6,511	5,879
Deferred revenue	20,348	18,209
Total current liabilities	38,318	38,055

Deferred revenue, net of current portion	9,750	8,954
Deferred rent, net of current portion	2,963	3,158
Total liabilities	51,031	50,167

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, par value $0.00001: 250,000 authorized; 64,198 and 63,885 shares issued and outstanding	1	1
Additional paid-in capital	201,054	197,685
Accumulated other comprehensive income (loss)	(183)	5
Accumulated deficit	(141,815)	(127,668)
Total stockholders' equity	59,057	70,023
Total liabilities and stockholders' equity	$110,088	$120,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Cash flows from operating activities
Net loss	$(3,734)	$(5,819)	$(14,147)	$(15,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,537	1,573	3,184	3,091
Amortization (accretion) of discount (premium) on marketable securities	81	(43)	139	(122)
Stock-based compensation expense	1,346	1,496	2,908	2,793
Changes in operating assets and liabilities:
Accounts receivable, net	(2,080)	(1,066)	(1,158)	1,288
Inventories, net	1,026	1,226	6,405	(2,164)
Other current assets	227	(689)	31	(1,273)
Accounts payable	(1,830)	225	(2,003)	(718)
Accrued liabilities, compensation payable and deferred rent	1,438	(1,205)	473	(246)
Deferred revenue	1,320	2,688	2,937	5,080
Net cash used in operating activities	(669)	(1,614)	(1,231)	(8,188)

Cash flows from investing activities
Purchases of property and equipment	(247)	(2,177)	(1,271)	(2,989)
Purchases of marketable securities	(21,481)	(14,990)	(25,982)	(24,068)
Proceeds from maturities of marketable securities	11,525	23,820	24,325	39,870
Net cash used in (provided by) investing activities	(10,203)	6,653	(2,928)	12,813

Cash flows from financing activities
Proceeds from issuance of common stock	59	362	427	362
Repurchases of unvested common stock	—	—	—	(13)
Net cash provided by financing activities	59	362	427	349

Effect of exchange rate changes on cash and cash equivalents	151	(11)	101	(3)

Net increase (decrease) in cash and cash equivalents	(10,662)	5,390	(3,631)	4,971
Cash and cash equivalents at beginning of period	41,373	38,580	34,342	38,999
Cash and cash equivalents at end of period	$30,711	$43,970	$30,711	$43,970

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Isilon Systems, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

These financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2009.

The Company has performed an evaluation of subsequent events through July 31, 2009, which is the date the financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include accounting for revenue, the allowance for doubtful accounts, obsolete and excess inventory, the valuation allowance for deferred tax assets, and the calculation of stock-based compensation expense. Some of these estimates require difficult, subjective or complex judgments about matters that are uncertain. Actual results could differ from those estimates.

Concentration of Risks

Our cash and cash equivalents are invested with financial institutions in deposits that may exceed federally insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

We do not require collateral to support credit sales. Allowances are maintained for potential credit losses. During the three and six months ended June 30, 2009 and June 30, 2008, no single customer represented more than 10% of total revenue.  As of June 30, 2009 and December 31, 2008, no one customer represented more than 10% of total net accounts receivable.

We are dependent on two contract manufacturers for our products, and some of the key components in our products come from single or limited sources of supply.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Revenue Recognition

We derive revenue from sales of our products and services. Product revenue consists of revenue from sales of systems and software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

Our software is integrated with industry standard hardware and is essential to the functionality of the integrated system product. We provide unspecified software updates and enhancements related to our products through service contracts. As a result, we account for revenue in accordance with AICPA Statement of Position No. 97-2, Software Revenue Recognition, or SOP 97-2, as amended by Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, or SOP 98-9, for all transactions involving the sale of software. We recognize product revenue when we have entered into an arrangement with a customer, delivery based on freight terms has occurred, the fee is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is reasonably assured.

On sales to channel partners, we evaluate whether fees are fixed and determinable by considering a number of factors, including our ability to estimate returns, the geography in which a sales transaction originates, payment terms and our relationship and past history with the particular channel partner. Our policy requires that we obtain and review specific evidence indicating that fees are fixed and determinable. Such evidence may include reports from channel partners documenting the sale of the products and services to an end-user customer, copies of end-user purchase orders, data indicating an order has shipped to an end-user customer, cash payments or letters of credit guaranteeing cash payments or other similar information.

At the time of shipment, we record revenue reserves for estimated sales returns and stock rotation arrangements.  Sales returns and stock rotation reserves are estimated based on historical activity and expectations of future experience.  We monitor and analyze actual experience and adjust these reserves on a quarterly basis.

From time to time, we enter into arrangements with customers that include acceptance criteria or other contingencies. In such instances, we defer all revenue on the arrangement until customer acceptance is obtained or the acceptance clause or contingency lapses.

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

Sales generally consist solely of hardware and software products and support services. We have established vendor specific objective evidence, or VSOE, for the fair value of our support services as measured by the renewal prices paid by our customers when the services are sold separately on a standalone basis. Sales may also include installation services. We have established VSOE of fair value for our installation services based on the price separately charged to our customers for the same or similar services. We use the residual method, as allowed by SOP 98-9, to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the sales amount is recognized as product revenue. This product revenue is recognized upon delivery, based on freight terms, assuming all other criteria for recognition discussed above have been met. The fair value of support services is recognized as services revenue on the straight-line method over the term of the related support period, which is typically one to three years. The fair value of installation services is recognized upon completion of the installation.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”). We use the straight-line method of allocating the fair value of compensation expense over the requisite service period of the related award under SFAS 123(R). We calculated the expected term based on the provisions outlined in SFAS 123(R), which, for options granted in the three and six months ended June 30, 2009, resulted in an expected term of approximately four years. We estimated our expected volatility based on reported market value data for a group of publicly traded companies, which were selected from certain market indices that we believe are relatively comparable after consideration of their size, industry, stage of lifecycle, profitability, growth, and risk and return on investment. As required by SFAS 123(R), we estimate expected forfeitures and recognize only the compensation cost for those stock options expected to vest.

During the three and six months ended June 30, 2009 and June 30, 2008, we recorded non-cash stock-based compensation expense of $1.3 million and $2.9 million, and $1.5 million and $2.8 million, respectively. As of June 30, 2009, our total unrecognized compensation cost related to stock-based awards granted since January 2, 2006 was $15.0 million, which will be recognized over the weighted-average remaining requisite service period of approximately 2.9 years. We recorded no tax benefit related to these options during the three and six months ended June 30, 2009 since we currently maintain a full valuation allowance on our net deferred tax assets. In future periods, stock-based compensation expense is expected to increase as we record expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees.

Recent Accounting Pronouncements

 In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods that were previously only required to be disclosed in annual financial statements. FSP FAS 107-1 and APB 28-1 does not change the accounting treatment for these financial instruments. The adoption of this statement did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The adoption of this statement did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification, (the “Codification”), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles (“GAAP”) in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009, or as of July 1, 2009 for the Company. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be non-authoritative. The Company does not expect the adoption of the Codification to have an impact on its results of operations, financial position, or cash flows.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

2. Restructuring Charges

 In April 2009, we initiated a restructuring plan to reduce our operating expenses in response to the uncertainties associated with the recent deterioration in the global economy. The restructuring plan consisted entirely of a reduction in workforce. As a result, during the quarter ended June 30, 2009, we recorded a restructuring charge of $357,000 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This charge consisted of employee severance, benefits, and related costs and was recorded as a separate component of operating expenses within our condensed consolidated statement of operations for the period ended June 30, 2009. Of the total restructuring charges recorded, substantially all amounts were paid out during the quarter ended June 30, 2009.

3. Net Loss Per Common Share

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

	As of
	June 30,	June 30,
	2009	2008

Options to purchase common stock	10,228,848	9,639,943
Common stock subject to vesting provisions	53,128	124,481
Common stock purchasable under Employee Stock Purchase Plan	107,144	—
Warrants to purchase common stock	129,992	129,992
	10,519,112	9,894,416

4. Comprehensive Loss

Comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net loss	$(3,734)	$(5,819)	$(14,147)	$(15,917)
Unrealized loss on marketable securities	(22)	(169)	(204)	(86)
Foreign currency translation adjustment	84	(172)	16	(34)
Total comprehensive loss	$(3,672)	$(6,160)	$(14,335)	$(16,037)

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

5. Marketable Securities

At their date of acquisition, our marketable securities are classified into categories in accordance with the provisions of SFAS No. 115,  Accounting for Certain Investments in Debt and Equity Securities. During the periods presented, we had securities classified as available-for-sale, which were reported at fair value with the related unrealized gains and losses included as a separate component in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in the results of operations. Realized and unrealized gains and losses are based on the specific identification method. Our investments in marketable securities are diversified among high-credit quality securities in accordance with our investment policy.

Marketable securities totaled $44.8 million as of June 30, 2009 and consisted of investments in U.S. government securities and corporate bonds and notes. There were no realized gains or losses on the sales of marketable securities for the three and six months ended June 30, 2009 and June 30, 2008.

The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we believe these instruments are not subject to significant market or interest rate risk.  Investments in fixed rate, interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of our investments, declining interest rates could negatively impact our investment income.

Marketable securities consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of June 30, 2009
Commercial paper	$2,996	$—	$—	$2,996
Corporate bonds and notes	—	—	—	—
Government agencies	41,583	176	—	41,759
	$44,579	$176	$—	$44,755
As of December 31, 2008
Commercial paper	$497	$—	$—	$497
Corporate bonds and notes	2,403	—	(3)	2,400
Government agencies	40,160	385	(1)	40,544
	$43,060	$385	$(4)	$43,441

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

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Our cash equivalents and marketable securities instruments are classified within Level 1and Level 2 of the fair value hierarchy because they are valued using quoted market prices or broker-dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, commercial paper, and state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

As of June 30, 2009, the fair value hierarchy of our cash equivalents and marketable securities (in thousands) is as follows:

	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs
	(Level 1)	(Level 2)
Cash Equivalents:
Money market fund	$22,900	$—
Commercial paper	—	500
	$22,900	$500
Marketable securities:
U.S. government agencies	$—	$41,759
Commercial paper	—	2,996
	$—	$44,755

6. Inventories

We outsource the manufacturing of our products to contract manufacturers that assemble each product to our specifications. As protection against component shortages and to provide replacement parts for our service teams, we stock limited supplies of certain key product components. At June 30, 2009 and December 31, 2008, component inventory, included in service inventory and finished goods, totaled $680,000 and $952,000, respectively.  Our service inventory is also comprised of finished goods to support our field services organization. We reduce inventory to its estimated net realizable value by reserving for excess and obsolete inventories determined primarily based on historical usage, forecasted demand and evaluation unit conversion rate and age. In addition to our normal reserving practices in the first quarter of  2009, inventories decreased by $3.8M due to a non-cash inventory write down. This write down was the result of softening economic conditions as well as lower forecasted demand for some of our existing products due to the release of the S-series and NL-series product lines announced in March 2009.

Inventories consist of the following:

	As of
	June 30,	December 31,
	2009	2008
	(in thousands)
Service inventory	$3,308	$4,702
Finished goods	917	3,306
Evaluation units	1,803	4,425
	$6,028	$12,433

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

7. Stockholders’ Equity

Stock Option Exchange

On April 24, 2009, we commenced a tender offer pursuant to which non-officer and director holders of certain options with exercise prices greater than $5.15 per share could tender their options in exchange for a reduced number of new options to be granted under the 2006 Equity Incentive Plan based upon the following ratios:

Per Share Exercise Price of Eligible Options	New Options for Exchanged Options
$5.16 – $6.12	1 for 1.25
$6.13 – $12.20	1 for 1.50
$12.21 and higher	1 for 2.0

The new options granted in connection with the Tender Offer are subject to the following terms and vesting schedules:

Year of Grant of Eligible Option	New Term (from New Grant Date)	Vesting Schedule for New Option (from New Grant Date)
2006	6 year term	1 year vesting schedule
2007	7 year term	2 year vesting schedule
2008	8 year term	3 year vesting schedule

We completed the tender offer on May 22, 2009. As a result, we accepted for exchange options totaling 1,673,294. Subject to the terms and conditions of the Tender Offer, we granted a total of 1,122,407 options in exchange for the options surrendered. The fair value of the new options granted was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the new options granted. The incremental compensation cost of the new options granted was measured as the excess of the fair value of the new options granted over the fair value of the old options immediately before cancellation. The incremental cost of the 1,122,407 options granted was $10,000.

For new option awards with vesting schedules shorter than the requisite service period of the options tendered, the total fair value of the awards will be amortized over the modified requisite service period. For new option awards with vesting schedules longer than the requisite service period of the options tendered, as permitted by FAS 123(R), the total remaining unrecognized compensation expense related to the original option awards will be amortized over the remaining requisite service period of the original awards while the incremental cost of the new options granted will be amortized over the modified requisite service period.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Stock Options

Detail related to stock option activity is as follows:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price
Balance as of December 31, 2008	10,056,218	$5.76
Options granted (1)	3,364,764	$2.64
Options exercised	(140,616)	$0.62
Options cancelled/forfeited (1)	(3,051,518)	$8.23
Balance as of June 30, 2009	10,228,848	$4.07
 ___________
(1)	The number of options granted and cancelled/forfeited includes options granted and cancelled in connection with the tender offer discussed above.

The total intrinsic value for options exercised during the six months ended June 30, 2009 and June 30, 2008, was $0.3 million and $3.2 million, respectively, representing the difference between the estimated market value of our common stock underlying these options at the dates of exercise and the exercise prices paid.

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option pricing model under SFAS 123(R). The following assumptions were used for the valuations of options granted to employees during the three and six months ended June 30, 2009 and June 30, 2008:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Risk-free interest rate	1.2% - 2.3%	2.5% - 3.5%	1.2% - 2.3%	1.9% - 3.5%
Expected term	2.5-4 years	4 years	2.5-4 years	4 years
Dividend yield	None	None	None	None
Volatility	52% - 56%	44% - 46%	52% - 56%	44% - 46%

The estimated weighted-average grant date fair value of options granted during the six months ended June 30, 2009 and June 30, 2008 was $1.06 and $1.89, respectively.

We adopted an Employee Stock Purchase Plan (the “2006 ESPP”) in the fourth quarter of 2006. Under the 2006 ESPP, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of our common stock on the applicable purchase date, with purchases generally every six months. A total of 1,799,595 shares of our common stock have been reserved for sale under the 2006 ESPP. The total liability for the 2006 ESPP, for the purchase period commencing in February 2009, including the related 15% discount, is $454,000 as of June 30, 2009 and is included in accrued compensation and related benefits in the our condensed consolidated balance sheet.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

8. Income Taxes

As of June 30, 2009, we had total net operating loss carryforwards for federal and state income tax purposes of $128 million, which excludes windfall tax benefits related to stock-based compensation. The benefits of net operating losses and other deferred tax assets are dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets have been fully offset by a valuation allowance. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2029. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

For the three and six months ended, June 30, 2009 and June 30, 2008, we recorded income tax expense of $122,000 and $218,000, and $64,000 and $173,000, respectively, comprised primarily of foreign taxes. The actual expense recorded for each of these respective periods differs from the federal tax benefit at 34% primarily due to current tax expense in foreign jurisdictions and the valuation allowance applied to the deferred tax benefit of U.S. losses.

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

The following presents total revenue by geographic region:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
United States of America	$20,709	$20,012	$41,427	$36,740
Asia	5,745	4,710	9,496	8,786
Europe, Middle East, and Africa	2,537	3,460	4,953	6,780
Total	$28,991	$28,182	$55,876	$52,306

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

10. Commitments and Contingencies

Purchase Obligations

We typically maintain with our contract manufacturers, a rolling 90-day firm order for products they manufacture for us.  These orders may only be rescheduled, modified, or cancelled by our contract manufacturers under certain circumstances. The remaining amount on the open purchase order with our contract manufacturers and other partners and suppliers at June 30, 2009 was approximately $2.7 million.

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

As noted above, the motions in the securities case were resolved on December 29, 2008.  On February 6, 2009, the derivative plaintiff filed an amended complaint.  The parties thereafter stipulated, and the Court ordered, that the stay in the derivative case be lifted, and that defendants’ motion(s) to dismiss the amended consolidated derivative complaint be filed by August 31, 2009.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding our competitive environment and the health of the overall storage sector and impact of U.S. and global macro-economic conditions; the anticipated growth of file-based data; the expected demand for and benefits of our storage products; our future business plans and growth strategy; pricing pressures and fluctuations; our ability to improve existing products and to develop new systems and software products; our ability to attract new customers; our anticipated revenue and expenses; our plan to continue to expand our relationship with value-added resellers and distributors and to increase the percentage of revenue generated through our channel partners; our expectations regarding future investment in our customer service and support structure; our ability to realize operating leverage and realize efficiencies in our sales model by leveraging partners and distributors to sell to new and existing customers; seasonality in our business; anticipated results of potential or actual litigation or regulatory proceedings; statements relating to our financial restatement and the remediation of our internal controls; our ability to manage our supply chain and improve operational efficiency; anticipated development or acquisition of intellectual property and resulting benefits; expected impacts of changes in accounting rules, including the impact on deferred tax benefits; the impact of governmental regulation; employee hiring and retention, including reductions in force and headcount; the future payment of dividends, use of cash, cash needs and ability to raise capital; and potential liability from contractual relationships. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The first six months of 2009 were characterized by overall global economic uncertainty, unpredictable financial markets, and softening business conditions. These overall economic circumstances led many of our existing and potential customers to delay or reduce previously planned capital expenditures. Our results of operations, including total revenues, gross margin, net loss, and cash flows, were impacted by these global economic conditions.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Revenue by type:
Product	$21,827	$22,657	$41,696	$42,409
Services	7,164	5,525	14,180	9,897
Total revenue	$28,991	$28,182	$55,876	$52,306

% revenue by type:
Product	75%	80%	75%	81%
Services	25	20	25	19
Total	100%	100%	100%	100%

Revenue by geography:
Domestic	$20,709	$20,012	$41,427	$36,740
International	8,282	8,170	14,449	15,566
Total revenue	$28,991	$28,182	$55,876	$52,306

% revenue by geography:
Domestic	71%	71%	74%	70%
International	29	29	26	30
Total	100%	100%	100%	100%

Revenue by sales channel:
Direct	$12,398	$12,041	$25,640	$24,886
Indirect	16,593	16,141	30,236	27,420
Total revenue	$28,991	$28,182	$55,876	$52,306

% revenue by sales channel:
Direct	43%	43%	46%	48%
Indirect	57	57	54	52
Total	100%	100%	100%	100%

Total revenue increased 3% and 7% for the three and six months ended June 30, 2009, from the comparable period in the prior year, attributable to increased service revenues as a result of an increase in our installed customer base.

Product revenue decreased 4% and 2% for the three and six months ended June 30, 2009 compared to the comparable periods in the prior year as the increase in our overall customer base was offset by a slowdown in capital expenditures by our customers. Our total customer base increased 27% from June 30, 2008 to June 30, 2009. The number of new customers added during the three and six months ended June 30, 2009 was 57 and 105, respectively, representing a decrease of 21% and 15% from the number of new customers added in the comparable periods in the prior year. We believe typical seasonality as well as more cautious spending by customers in response to the current economic conditions impacted our ability to acquire new customers during the first six months of 2009. A majority of our customers that buy our storage systems later add to their storage cluster. For the three and six months ended June 30, 2009, reorders from existing customers represented approximately 76% and 80%, respectively, of total revenue, compared to 76% and 77% for the for the comparable periods in the prior year.

The increase in indirect channel revenue was due to our focus on enhancing our relationships with our channel partners.  No channel partner accounted for more than 10% of our revenue during the three and six months ended July 30, 2009 and 2008. We plan to continue to expand our relationships with channel partners and over time expect the percent of revenue generated through the channel to grow.

Services revenue includes support services for both our software and our hardware products. The percentage of our total revenue derived from support services was 25% for both the three and six months ended June 30, 2009 compared to 20% and 19% for the three and six months ended June 30, 2008. The increase in services revenue was a result of an increase in our customer base currently on service and maintenance contracts. As our installed customer base grows, and since a majority of our customers continue to renew their service contracts, we expect services revenue to continue to grow.

Cost of Revenue and Gross Margin. Cost of product revenue consists primarily of amounts paid to our contract manufacturers in connection with the procurement of hardware components and assembly of those components into our systems, costs of shipping and logistics, and valuation reserves taken for excess and obsolete inventory. Cost of services revenue is primarily comprised of salaries and employee benefits, third-party costs in providing technical support, and the cost of inventory used to service hardware maintenance contracts. Our gross margin has been, and will continue to be, affected by a variety of factors, including charges related to excess and obsolete inventory maintained for use in supporting our field services organization, average sales prices of our systems, the revenue attributable to sales of software applications as a percentage of total revenue, the rate at which our customers adopt our higher margin products and software applications, the timing of component cost reductions, the timing of supplier cost reductions, and overall market conditions.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Cost of revenue:
Product	$8,877	$9,155	$20,060	$17,564
Services	3,588	2,993	8,462	5,813
Total cost of revenue	$12,465	$12,148	$28,522	$23,377

Gross margin:
Product	59%	60%	52%	59%
Services	50	46	40	41
Total gross margin	57	57	49	55

Total gross margin remained flat for the three months ended June 30, 2009 compared to the comparable period of the prior year. For the six months ended June 30, 2009, total gross margin decreased 6 percentage points compared to the comparable period of the prior year. This decrease was primarily due to a non-cash inventory write down of $3.8 million recorded during the first quarter of 2009. This write down was the result of softening economic conditions as well as lower forecasted demand for some of our existing products due to the release of the S-series and NL-series product lines announced in March 2009. The write down of inventory reduced total gross margin by approximately 7 percentage points for the six months ended June 30, 2009 and impacted both our gross margin from product revenue as well as our gross margin for services revenue.

Gross margin for product revenue decreased 1 percentage point and 7 percentage points for the three and six months ended June 30, 2009, respectively, from the comparable periods in the prior year. This decrease was primarily the result of the inventory write down previously discussed. Excluding the inventory write down, gross margin for product revenue remained flat during the six months ended June 30, 2009 compared to the comparable period of the prior year as decreases in component costs were largely offset by lower selling prices.

Gross margin for services revenue increased 4 percentage points for the three months ended June 30, 2009 and decreased 1 percentage point for the six months ended June 30, 2009, compared to the comparable periods of the prior year. This decrease is primarily due to an 8 percentage point decline resulting from the inventory write down previously discussed. Excluding the effect of the inventory write-down, gross margin for services increased 7 percentage points for the six months ended June 30, 2009 compared to the comparable period in the prior year. This increase was the result of increased cost efficiencies as well as an increase in customer renewal rates for our support services.

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

	Three Months Ended				Six Months Ended
	June 30,	June 30,			June 30,	June 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(dollars in thousands)				(dollars in thousands)
Research and development expenses	$5,837	$5,980	$(143)	(2)%	$12,246	$11,470	$776	7%
Percent of total revenue	20%	21%			22%	22%

Research and development expenses for the three months ended June 30, 2009 remained relatively unchanged from the comparable period in the previous year. The increase in research and development expenses for the six months ended June 30, 2009 compared to the same period of the previous year is primarily due to an increase in salaries and benefits as well as an increase in stock-based compensation expense. Research and development headcount was 121 at June 30, 2009 compared to 118 at June 30, 2008. Stock-based compensation expense related to research and development increased to $854,000 in the first half of 2009 from $412,000 in the first half of 2008.

Sales and Marketing Expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, professional services fees, trade shows, marketing programs, facilities and depreciation expenses. Over the long term, we plan to invest in expanding our domestic and international sales and marketing activities and building brand awareness. Generally, sales personnel are not immediately productive and thus sales and marketing expenses do not immediately result in revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become fully productive. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

	Three Months Ended					Six Months Ended
	June 30,	June 30,				June 30,	June 30,
	2009	2008	$ change	% change		2009	2008	$ change	% change
	(dollars in thousands)					(dollars in thousands)
Sales and marketing Expenses	$10,458	$12,405	$(1,947)	(16	) %	$21,660	$24,205	$(2,545)	(11	) %
Percent of total revenue	36%	44%				39%	46%

Sales and marketing expenses decreased primarily due to decreases in travel and entertainment expenses as well as decreased spending on trade shows and similar advertising. These decreases were largely the result of our execution on cost savings programs implemented in response to the challenges presented by the current economic environment. In addition, sales commissions and stock-based compensation decreased during the three and six months ended June 30, 2009 compared to the comparable periods of the prior year.  Stock-based compensation expense related to sales and marketing decreased to $344,000 in the second quarter of 2009 from $554,000 in the second quarter of 2008 and to $921,000 in the first half of 2009 from $1.2 million in the first half of 2008.  These decreases were partially offset by an increase in employee headcount from 131 at June 30, 2008 to 137 at June 30, 2009.

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

	Three Months Ended					Six Months Ended
	June 30,	June 30,				June 30,	June 30,
	2009	2008	$ change	% change		2009	2008	$ change	% change
	(dollars in thousands)					(dollars in thousands)
General and administrative expenses	$3,725	$4,064	$(339)	(8	) %	$7,618	$10,460	$(2,842)	(27	) %
Percent of total revenue	13%	14%				14%	20%

General and administrative expenses decreased primarily due to a decrease in professional services fees during the six months ended June 30, 2009 compared to the comparable period of the prior year. During the six months ended June 30, 2008, general and administrative expenses included $2.8 million in professional service fees associated with our Audit Committee investigation and restatement of financial statements, which concluded in April of 2008. Also contributing to the decrease in general and administrative expenses was a decrease in stock-based compensation expense to $425,000 in the second quarter of 2009 from $693,000 in the second quarter of 2008 and from $991,000 in the second half of 2009 from $1.1 million in the first half of 2008. The remaining expenses included in general and administrative expenses remained relatively flat for the three and six months ended June 30, 2009 compared to the comparable period in the prior year.

Restructuring Charges.  In April 2009, we initiated a restructuring plan to reduce our operating expenses in response to the uncertainties associated with the recent deterioration in the global economy. Under this plan, we reduced our workforce by approximately 10%.

For the three months ended June 30, 2009, we recorded restructuring charges of $357,000. These charges consisted of employee severance, benefits, and related costs. Of the total restructuring charges recorded, substantially all amounts were paid out during the quarter ended June 30, 2009.

Interest income and other. Interest income and other primarily includes interest income on cash, cash equivalents and marketable securities balances.

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2009	2008	$ change	2009	2008	$ change
	(in thousands)			(in thousands)
Interest income and other	$239	$660	$(421)	$538	$1,462	$(924)

Interest income and other decreased by $421,000 and $924,000 from the second quarter and first half of 2008, respectively, compared to the comparable periods in the prior year due to a decrease in our interest income resulting from a decline in market interest rates on our investments as well as a lower average cash, cash equivalents and marketable securities balance.

Liquidity and Capital Resources

As of June 30, 2009, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $75.5 million.

The following table shows our working capital and cash and cash equivalents as of the stated dates:

	As of
	June 30,	December 31,
	2009	2008
	(in thousands)
Working capital	$63,058	$70,840
Cash, cash equivalents and marketable securities	75,466	77,783

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net cash used in operating activities	$(669)	$(1,614)	$(1,231)	$(8,188)
Net cash provided by (used in) investing activities	(10,203)	6,653	(2,928)	12,813
Net cash provided by financing activities	59	362	427	349

Cash Flows from Operating Activities

Net cash used in operating activities was $669,000 for the three months ended June 30, 2009 and consisted primarily of our net loss of $3.7 million, offset by depreciation and amortization expense of $1.5 million, stock-based compensation expense of $1.3 million and net changes in operating assets and liabilities of $101,000.  Net cash used in operating activities during the three months ended June 30, 2008 was $1.6 million and was primarily comprised of our net loss of $5.8 million offset by $1.5 million of depreciation and amortization expense, $1.5 million of stock-based compensation expense, and $1.1 million of net changes in operating assets and liabilities.

Net cash used in operating activities was $1.2 million for the six months ended June 30, 2009 and primarily consisted of our net loss of $14.1 million offset by $3.2 million in depreciation and amortization expense, $2.9 million of stock-based compensation expense, and $6.7 million of net changes in operating assets and liabilities, which includes a $3.8 million non-cash inventory write down.  Net cash used in operating activities was $8.2 million during the six months ended June 30, 2008 and primarily consisted of our net loss of $15.9 million, offset by depreciation and amortization expense of $3.1 million, stock-based compensation expense of $2.8 million, and net changes in operating assets and liabilities of $2.0 million.  Included in operating cash out flows for the first half of 2008 was $3.8 million in professional service fees related to our Audit Committee investigation and restatement of financial statements.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth and net maturities and purchases of marketable securities. Net cash used in investing activities during the three months ended June 30, 2009 was $10.2 million, comprised primarily of $10 million of net purchases of marketable securities.  Net cash provided by investing activities for the three months ended June 30, 2008 was $6.7 million, comprised of $8.8 million of net proceeds from the maturities of marketable securities, offset by $2.2 million of capital expenditures, primarily related to increased research and development lab equipment and purchases of computer and office equipment to support continued growth.

Net cash used in investing activities for the six months ended June 30, 2009 was $2.9 million, comprised of $1.7 million in net purchases of marketable securities and $1.3 million of capital expenditures. Net cash provided by investing activities during the six months ended June 30, 2008 was $12.8 million and was comprised of net proceeds from maturities of marketable securities of $15.8 million offset by capital expenditures of $3.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three and six months ended June 30, 2009 was $59,000 and $427,000, respectively, and was entirely due to proceeds from the issuance of common stock in connection with the exercise of stock options as well as purchases under our Employees Stock Purchase Plan.  Net cash provided by financing activities during the three and six months ended June 30, 2008 was $362,000 and $349,000 and was primarily related to the proceeds from the issuance of common stock during the respective periods.

We believe that our $75.5 million of cash, cash equivalents and marketable securities at June 30, 2009, will be sufficient to fund our projected operating requirements for at least twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, our ability to achieve sustainable profitability, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

As of June 30, 2009, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2014. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

We outsource the manufacturing of our products to contract manufacturers in which we typically maintain a rolling 90-day firm order based on production forecast. These orders may only be rescheduled, modified, or cancelled by our contract manufacturers under certain circumstances. The remaining amount on the open purchase order with our contract manufacturers and other partners and suppliers at June 30, 2009 was approximately $2.7 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods that were previously only required to be disclosed in annual financial statements. FSP FAS 107-1 and APB 28-1 does not change the accounting treatment for these financial instruments. The adoption of this statement did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The adoption of this statement did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification, (the “Codification”), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles (“GAAP”) in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009, or as of July 1, 2009 for the Company. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be non-authoritative. The Company does not expect the adoption of the Codification to have an impact on its results of operations, financial position, or cash flows.

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

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”.  Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, to allow timely decisions regarding required disclosure. Based upon this evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of June 30, 2009.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2009, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As noted above, the motions in the securities case were resolved on December 29, 2008.  On February 6, 2009, the derivative plaintiff filed an amended complaint.  The parties thereafter stipulated, and the Court ordered, that the stay in the derivative case be lifted, and that defendants’ motion(s) to dismiss the amended consolidated derivative complaint be filed by August 31, 2009.

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

In addition, on March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of the Company, against certain of our current and former directors and officers.  The Company was also named as a nominal defendant.  The derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to the Company by publicly misrepresenting Isilon’s business prospects, and by failing to properly account for certain revenues recognized in our fiscal year ended December 31, 2006, and first and second quarters in fiscal 2007.  On August 27, 2008, at the request of the parties, the court stayed the consolidated derivative action pending resolution of the motions to dismiss in the securities class action.  As noted above, the motions in the securities case were resolved on December 29, 2008.   On February 6, 2009, the derivative plaintiff filed an amended complaint.  The parties thereafter stipulated, and the Court ordered, that the stay in the derivative case be lifted, and that defendants’ motion(s) to dismiss the amended consolidated derivative complaint be filed by August 31, 2009.

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

We have not been profitable in any fiscal period since we were formed. We experienced a net loss of $3.7 million and $14.1 million for the three and six months ended June 30, 2009 and $5.8 million and $15.9 million for the three and six months ended June 30, 2008. As of June 30, 2009, our accumulated deficit was $142 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including expenditures for additional sales and marketing and research and development personnel. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

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

We currently rely on two contract manufacturers to assemble our products, and our failure to forecast demand for our products accurately or manage our relationships with our contract manufacturers successfully could negatively impact our ability to sell our products.

We currently rely on two contract manufacturers. In an agreement dated August 30, 2007, we established a contract manufacturing relationship with Solectron Corporation, subsequently acquired by Flextronics International Ltd.  This agreement provides current terms and operating conditions while we are continuing to discuss and negotiate the terms of a master services agreement.  Since that time, we have utilized Flextronics to manufacture and assemble our products, procure components for our systems and help manage our supply chain, perform testing and manage delivery of our products.  In an agreement dated February 23, 2009, we established a contract manufacturing relationship with Jabil Circuit, Inc. This agreement provides current terms and operating conditions while the parties negotiate the terms of a master services agreement. Jabil is currently manufacturing and assembling products, procuring components, helping manage our supply chain, performing testing and managing delivery of our products.

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs, product supply and excess inventory. If we fail to manage or maintain our relationships with our contract manufacturers effectively, including failing to finalize master service agreements, or if our contract manufacturers experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we and our contract manufacturers are unable to negotiate with suppliers for reduced component costs, our operating results would be harmed.  If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying new contract manufacturers and commencing volume production are expensive and time-consuming. We provide forecasts to our contract manufacturers regarding product demand and production levels. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges, carrying costs or penalties, which could adversely impact our operating results.

We intend to introduce new products and product enhancements, which could require us to achieve volume production rapidly by coordinating with our contract manufacturers and component suppliers. We may need to increase our component purchases, contract manufacturing capacity, and internal test and quality functions if we experience increased demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products, or an inability to obtain adequate quantities of components, could cause a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected.

We rely on a limited number of suppliers, and in some cases single-source suppliers, and any disruption or termination of these supply arrangements could delay shipments of our products and could materially and adversely affect our relationships with current and prospective customers.

We rely on a limited number of suppliers for several key components utilized in the assembly of our products. We purchase several of our required components, such as disk drives and chassis, from a single supplier. This reliance on a limited number of suppliers involves several risks, including:

·	supplier capacity constraints;

·	price increases;

·	timely delivery; and

·	component quality.

Component quality is particularly significant with respect to our suppliers of disk drives. In order to meet product capacity requirements, we must obtain disk drives of extremely high quality and capacity. We cannot assure you that we will be able to obtain enough of these components in the future or that prices of these components will not increase. In addition, problems with respect to supply, yield and quality of these components and timeliness of deliveries could occur. Disruption or termination of the supply of these components could delay shipments of our products and could materially and adversely affect our relationships with current and prospective customers. These delays could also materially and adversely affect our operating results.

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

Our products incorporate components that are subject to pricing and supply volatility, and, as a result, our cost structure and our ability to respond in a timely manner to customer demand are sensitive to such volatility in the market prices and supply for these components.

A significant portion of our expenses is directly related to the pricing of commoditized components utilized in the manufacture of our products, such as disk drives, memory chips, and CPUs. As part of our procurement model, we do not enter into long-term supply contracts for these components, but instead have our contract manufacturers purchase these components on our behalf. In some cases, our contract manufacturers do so in a competitive-bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by price volatility in the marketplace for these components, especially for disk drives. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. Furthermore, such components can be subject to limits on supply or other supply volatility which may negatively impact our ability to obtain quantities necessary to grow our business and respond to customer demand for our products.

We maintain relatively low inventory and acquire components only as needed; as a result, if shortages of these components arise, we may not be able to secure enough components to build new products to meet customer demand.

We attempt to maintain relatively low inventory and acquire components only as needed, and as a result do not enter into long-term supply contracts for these components. As a result, our ability to respond to customer orders efficiently may be constrained by the then-current availability or terms and pricing of these components. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. For example, disk drives can represent a significant portion of our cost of revenue, and both the price and availability of various kinds of disk drives are subject to substantial volatility.  In the past, we have encountered situations where we paid higher prices than we had anticipated for disk drives or had to use a larger or smaller capacity drives as a replacement. Likewise, in the past, the industry experienced a shortage of selected memory chips, which caused some of our motherboard suppliers to reduce or suspend shipments to us. This delayed our ability to ship selected configurations to some of our customers, and in some cases accelerated a transition by us to other components. In addition, new generations of disk drives are often in short supply and are subject to industry allocations that may limit our ability to procure these disk drives. Many of the other components required to build our systems are occasionally in short supply and subject to industry allocations. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business, operating results and financial condition.

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

We derived approximately 29% and 26% of our total revenue from customers outside the United States during the three and six months ended June 30, 2009. We have sales and technical support personnel in several countries worldwide. We expect to continue to add personnel in additional countries.  Our various international operations subject us to a variety of risks, including:

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in December 2006 through July 15, 2009, our stock price has fluctuated from a high of $28.50 to a low of $1.86.  Factors affecting the trading price of our common stock, some of which are outside our control, include:

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

As of June 30, 2009, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 61% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on April 20, 2009.  At the meeting, stockholders elected three nominees to the Board of Directors.  The results of voting were as follows:

	For	Withheld
James G. Richardson	57,114,088	3,472,082
Matthew S. McIlwain	57,655,899	2,930,271
Peter H. van Oppen	57,821,529	2,764,641

There were no abstentions or broker non-votes with respect to the election of directors.

Subsequent to the annual meeting of stockholders, on May 5, 2009, Mr. Richardson notified the Company of his intention to resign from the board of directors, effective immediately. His decision was not due to any disagreement with the Company or in regard to any matter relating to the Company’s operations, policies or practices.

The following directors, in addition to Messrs. McIlwain and van Oppen, will continue to serve as members of the Board of Directors until the expiration of their respective terms or until their respective successors have been duly elected and qualified: Mr. Barry J. Fidelman, Mr. Elliott H. Jurgensen, Jr., Mr. Gregory L. McAdoo, and Mr. William D. Ruckelshaus.

At the annual meeting, stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current 2009 fiscal year.  The vote was 58,735,759 for ratification, 1,582,776 against ratification, 267,635 abstentions, and no broker non-votes.

Stockholders also ratified a one-time stock option exchange program pursuant to which eligible employees would be able to exchange certain of their outstanding underwater options granted under the Amended and Restated 2001 Stock Plan and 2006 Equity Incentive Plan, whether vested or unvested, for a lesser number of new options with an exercise price equal to fair market value on the new date of grant.  The vote was 40,353,744 for ratification, 7,740,453 against ratification, 20,765 abstentions, and 12,471,208 broker non-votes.

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

ISILON SYSTEMS, INC.
Date: July 31, 2009	By:	/s/ Sujal Patel
Sujal Patel
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ William Richter
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