Form 10-Q
period 2009-09-30
Isilon Systems, Inc.
filed 2009-10-23
CIK 1373671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-33196

Isilon Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-2101027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Western Ave
Seattle, WA	98121
(Address of principal executive offices)	(Zip code)

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

As of October 15, 2009, 64,890,958 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
Isilon Systems, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Product	$22,835	$24,418	$64,531	$66,827
Services	7,669	5,914	21,849	15,811
Total revenue	30,504	30,332	86,380	82,638

Cost of revenue:
Product	9,631	9,176	29,691	26,740
Services (1)	3,510	3,810	11,972	9,623
Total cost of revenue	13,141	12,986	41,663	36,363

Gross profit	17,363	17,346	44,717	46,275

Operating expenses:
Research and development (1)	5,902	6,318	18,148	17,788
Sales and marketing (1)	10,843	11,341	32,443	35,546
General and administrative (1)	3,563	4,843	11,181	15,303
Restructuring charges	—	—	357	—
Legal settlement	2,000	—	2,000	—
Total operating expenses	22,308	22,502	64,129	68,637

Loss from operations	(4,945)	(5,156)	(19,412)	(22,362)

Interest income and other	164	398	702	1,860

Loss before income tax expense	(4,781)	(4,758)	(18,710)	(20,502)

Income tax expense	(86)	(70)	(304)	(243)

Net loss	$(4,867)	$(4,828)	$(19,014)	$(20,745)

Net loss per share, basic and diluted	$(0.08)	$(0.08)	$(0.30)	$(0.33)

Shares used in computing basic and diluted net loss per common share	64,550	63,615	64,184	63,171

(1) Includes stock-based compensation as follows:
Cost of revenue	$60	$46	$202	$124
Research and development	402	376	1,256	788
Sales and marketing	418	470	1,339	1,655
General and administrative	545	681	1,536	1,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share data)

	As of
	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$30,266	$34,342
Marketable securities	46,751	43,441
Trade receivables, net of allowances of $348 and $250, respectively	17,949	14,436
Inventories	5,966	12,433
Other current assets	4,523	4,243
Total current assets	105,455	108,895

Property and equipment, net	7,528	11,295
Total assets	$112,983	$120,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,395	$9,779
Accrued liabilities	5,966	4,188
Accrued compensation and related benefits	6,374	5,879
Deferred revenue	22,013	18,209
Total current liabilities	42,748	38,055

Deferred revenue, net of current portion	10,543	8,954
Deferred rent, net of current portion	2,840	3,158
Total liabilities	56,131	50,167

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.00001: 250,000 authorized; 64,876 and 63,885 shares issued and outstanding	1	1
Additional paid-in capital	203,583	197,685
Accumulated other comprehensive income (loss)	(50)	5
Accumulated deficit	(146,682)	(127,668)
Total stockholders' equity	56,852	70,023
Total liabilities and stockholders' equity	$112,983	$120,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cash flows from operating activities
Net loss	$(4,867)	$(4,828)	$(19,014)	$(20,745)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,445	1,599	4,629	4,690
Amortization (accretion) of discount (premium) on marketable securities	187	(19)	327	(141)
Stock-based compensation expense	1,425	1,573	4,333	4,366
Changes in operating assets and liabilities:
Accounts receivable, net	(2,361)	3,705	(3,519)	4,993
Inventories, net	62	967	6,467	(1,197)
Other current assets	(37)	1,129	(6)	(144)
Accounts payable	1,164	(976)	(840)	(1,694)
Accrued liabilities, compensation payable and deferred rent	1,404	(284)	1,877	(530)
Deferred revenue	2,457	423	5,394	5,503
Net cash provided by (used in) operating activities	879	3,289	(352)	(4,899)

Cash flows from investing activities
Purchases of property and equipment	(212)	(1,605)	(1,483)	(4,594)
Purchases of marketable securities	(9,110)	(7,597)	(35,092)	(31,665)
Proceeds from maturities of marketable securities	6,850	8,807	31,175	48,677
Net cash provided by (used in) investing activities	(2,472)	(395)	(5,400)	12,418

Cash flows from financing activities
Proceeds from issuance of common stock	1,139	91	1,566	453
Repurchases of unvested common stock	—	—	—	(13)
Net cash provided by financing activities	1,139	91	1,566	440

Effect of exchange rate changes on cash and cash equivalents	9	(44)	110	(47)

Net increase (decrease) in cash and cash equivalents	(445)	2,941	(4,076)	7,912
Cash and cash equivalents at beginning of period	30,711	43,970	34,342	38,999
Cash and cash equivalents at end of period	$30,266	$46,911	$30,266	$46,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Significant Accounting Policies

Organization

Isilon Systems, Inc. (the “Company” or “Isilon”) was incorporated in the State of Delaware on January 24, 2001 and designs, develops and markets scale-out network-attached storage (NAS) systems for storing and managing file-based data. We began selling our products and services in January 2003. We sell systems that generally include a software license, hardware, post-contract customer support and, in some cases, additional elements.

Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2009. Certain information and disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

These financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2009.

We have performed an evaluation of subsequent events through October 23, 2009, which is the date the financial statements were issued.

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

We do not require collateral to support credit sales. Allowances are maintained for potential credit losses. During the three and nine months ended September 30, 2009 and 2008, no single customer represented more than 10% of total revenue.  As of September 30, 2009 and December 31, 2008, no one customer represented more than 10% of total net accounts receivable.

We are dependent on two contract manufacturers for our products, and certain key components in our products come from single or limited sources of supply.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Revenue Recognition

We derive revenue from sales of our products and services. Product revenue consists of revenue from sales of systems and software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

Our software is integrated with industry standard hardware and is essential to the functionality of the integrated system product. We provide unspecified software updates and enhancements related to our products through service contracts.  We recognize product revenue when we have entered into an arrangement with a customer, delivery has occurred based on freight terms, the fee is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is reasonably assured.

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

Sales generally consist solely of hardware and software products and support services. We have established vendor specific objective evidence, or VSOE, for the fair value of our support services as measured by the renewal prices paid by our customers when the services are sold separately on a standalone basis. Sales may also include installation services. We have established VSOE of fair value for our installation services based on the price separately charged to our customers for the same or similar services. We use the residual method to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the sales amount is recognized as product revenue. This product revenue is recognized upon delivery, based on freight terms, assuming all other criteria for recognition discussed above have been met. The fair value of support services is recognized as services revenue on the straight-line method over the term of the related support period, which is typically one to three years. The fair value of installation services is recognized upon completion of the installation.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Accounting for Stock-Based Compensation

We use the straight-line method of allocating the fair value of stock-based compensation expense over the requisite service period of the related award.  For options granted in the three and nine months ended September 30, 2009, we calculated  an expected term of approximately four years. We estimated our expected volatility based on reported market value data for a group of publicly traded companies, which were selected from certain market indices that we believe are relatively comparable after consideration of their size, industry, stage of lifecycle, profitability, growth, and risk and return on investment. We estimated expected forfeitures and recognize only the compensation cost for those stock options expected to vest.

During the three and nine months ended September 30, 2009 and 2008, we recorded non-cash stock-based compensation expense of $1.4 million and $4.3 million, and $1.6 million and $4.4 million, respectively. As of September 30, 2009, our total unrecognized compensation cost related to stock-based awards granted since January 2, 2006 was $13.5 million, which will be recognized over the weighted-average remaining requisite service period of approximately 2.8 years. We recorded no tax benefit related to these options during the three and nine months ended September 30, 2009 since we currently maintain a full valuation allowance on our net deferred tax assets. In future periods, stock-based compensation expense is expected to increase as we record expense related to previously issued stock-based compensation awards and issue additional equity-based awards to continue to attract and retain key employees.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased and on identifying circumstances that indicate a transaction is not orderly. In addition, the guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance establishing general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance to establish a single source of authoritative nongovernmental Generally Accepted Accounting Principles (“GAAP”) in the United States. The guidance is effective for interim and annual periods ending after September 15, 2009, or as of July 1, 2009 for the Company.  Adoption of the guidance did not have an impact on our consolidated financial statements.

In September 2009, FASB’s Emerging Issues Task Force (“EITF”) issued authoritative guidance addressing certain revenue arrangements with multiple deliverables. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for the Company’s interim reporting period ending on September 30, 2010. The Company is currently evaluating the impact of the implementation of this guidance on its financial position, results of operations and cash flows.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

2. Restructuring Charges

In April 2009, we initiated a restructuring plan to reduce our operating expenses in response to the uncertainties associated with the recent deterioration in the global economy. The restructuring plan consisted entirely of a reduction in workforce. As a result, during second quarter of 2009, we recorded a restructuring charge of $357,000.  This charge consisted of employee severance, benefits, and related costs and was recorded as a separate component of operating expenses within our condensed consolidated statement of operations for the nine month period ended September 30, 2009.  Of the total restructuring charges recorded, substantially all amounts were paid out during the quarter ended June 30, 2009.

3. Legal Settlement

In September 2009, we entered into a memorandum of understanding with the other parties to settle and resolve a shareholder class action lawsuit that was initially filed in November 2007 against Isilon and certain current and former officers and directors. The settlement provides for a payment to the plaintiff class of $15.0 million, of which Isilon will contribute $2.0 million and the balance of which will be paid by our insurers. The $2.0 million for which the Company is responsible was included in our results of operations for the three and nine months ended September 30, 2009. The class action settlement is subject to preliminary and, following notice to class members, final approval by the United States District Court for the Western District of Washington.

4. Net Loss Per Common Share

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

	As of September 30,
	2009	2008

Options to purchase common stock	9,561,390	9,644,109
Common stock subject to vesting provisions	35,290	106,643
Common stock purchasable under Employee Stock Purchase Plan	32,916	33,225
Warrants to purchase common stock	—	129,992
	9,629,596	9,913,969

5. Comprehensive Loss

Comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net loss	$(4,867)	$(4,828)	$(19,014)	$(20,745)
Unrealized loss on marketable securities	(77)	(97)	(281)	(183)
Foreign currency translation adjustment	210	(87)	226	(121)
Total comprehensive loss	$(4,734)	$(5,012)	$(19,069)	$(21,049)

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

6. Marketable Securities

The appropriate classification of marketable securities is determined at the time of acquisition and reevaluated as of each balance sheet date.  At their date of acquisition, our marketable securities were classified as available-for-sale, which were reported at fair value with the related unrealized gains and losses included as a separate component in stockholders’ equity. Realized gains and losses and the credit component of declines in value of securities judged to be other than temporary are included in the results of operations. Realized and unrealized gains and losses are based on the specific identification method. Our investments in marketable securities are diversified among high-credit quality securities in accordance with our investment policy.

Marketable securities totaled $46.8 million as of September 30, 2009 and consisted of investments in U.S. government securities, commercial paper and corporate bonds and notes. Other than those judged to be temporary, there were no realized gains, losses or declines in value on the sale of marketable securities for the three and nine months ended September 30, 2009 and 2008.

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

Marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of September 30, 2009
Commercial paper	$2,498	$—	$—	$2,498
Government agencies	44,153	104	(4)	44,253
	$46,651	$104	$(4)	$46,751
As of December 31, 2008
Commercial paper	$497	$—	$—	$497
Corporate bonds and notes	2,403	—	(3)	2,400
Government agencies	40,160	385	(1)	40,544
	$43,060	$385	$(4)	$43,441

Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our marketable securities.

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

As of September 30, 2009, the fair value hierarchy of our cash equivalents and marketable securities (in thousands) is as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)
Cash Equivalents:
Money market fund	$20,866	$—
Corporate debt securities	—	502
	$20,866	$502
Marketable securities:
U.S. government agencies	$—	$44,253
Commercial paper	—	2,498
	$—	$46,751

7. Inventories

We outsource the manufacturing of our products to contract manufacturers that assemble each product to our specifications. As protection against component shortages and to provide replacement parts for our service teams, we stock limited supplies of certain key product components. At September 30, 2009 and December 31, 2008, component inventory, included in service inventory and finished goods, totaled $1.5 million and $952,000, respectively.  Our service inventory is also comprised of finished goods to support our field services organization. We reduce inventory to its estimated net realizable value by reserving for excess and obsolete inventories determined primarily based on historical usage, forecasted demand and evaluation unit conversion rate and age. In addition to our normal reserving practices in the first nine months of 2009, inventories decreased by $3.8 million due to a non-cash inventory write down. This write down was the result of softening economic conditions as well as lower forecasted demand for some of our existing products due to the anticipated migration to a new suite of products announced in March 2009.

Inventories consist of the following:

	As of
	September 30, 2009	December 31, 2008
	(in thousands)
Service inventory	$3,064	$4,702
Finished goods	1,278	3,306
Evaluation units	1,624	4,425
	$5,966	$12,433

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

For new option awards with vesting schedules shorter than the requisite service period of the options tendered, the total fair value of the awards will be amortized over the modified requisite service period. For new option awards with vesting schedules longer than the requisite service period of the options tendered, the total remaining unrecognized compensation expense related to the original option awards will be amortized over the remaining requisite service period of the original awards while the incremental cost of the new options granted will be amortized over the modified requisite service period.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Stock Options

Detail related to stock option activity is as follows:

	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2008	10,056,218	$5.76
Options granted (1)	3,739,864	$2.86
Options exercised	(623,150)	$1.07
Options cancelled/forfeited (1)	(3,611,542)	$8.18
Balance as of September 30, 2009	9,561,390	$4.02
 ___________
(1)	The number of options granted and cancelled/forfeited includes options granted and cancelled/forfeited in connection with the tender offer discussed above.

The total intrinsic value for options exercised during the nine months ended September 30, 2009 and 2008, was $2.1 million and $4.0 million, respectively, representing the difference between the estimated market value of our common stock underlying these options at the dates of exercise and the exercise prices paid.

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option pricing model and the following assumptions were used for the valuations of options granted to employees during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Risk-free interest rate	1.2% - 2.0%	2.2% - 3.1%	1.0% - 2.3%	1.9% - 3.5%
Expected term	2.5-4 years	4 years	2.5-4 years	4 years
Dividend yield	None	None	None	None
Volatility	52% - 54%	47% - 49%	51% - 56%	44% - 49%

The estimated weighted-average grant date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $2.01 and $1.89, respectively.

We adopted an Employee Stock Purchase Plan (the “2006 ESPP”) in the fourth quarter of 2006. Under the 2006 ESPP, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of our common stock on the applicable purchase date, with purchases generally every six months. A total of 1,682,701 shares of our common stock have been reserved for sale under the 2006 ESPP. The total liability for the 2006 ESPP, for the purchase period commencing in August 2009, including the related 15% discount, is $201,000 as of September 30, 2009 and is included in accrued compensation and related benefits in the our condensed consolidated balance sheet.

Warrants

In September 2009, all outstanding common stock warrants were exercised.  The warrant holder elected to complete a net exercise of the warrants whereby no cash was received by the Company and the warrant holder received 77,800 shares of common stock.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

8. Income Taxes

As of September 30, 2009, we had total net operating loss carryforwards for federal and state income tax purposes of $134 million. The benefits of net operating losses and other deferred tax assets are dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets have been fully offset by a valuation allowance. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2029. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

For the three and nine months ended, September 30, 2009 and 2008, we recorded income tax expense of $86,000 and $304,000, and $70,000 and $243,000, respectively, comprised primarily of foreign taxes. The actual expense recorded for each of these respective periods differs from the federal tax benefit at 34% primarily due to current tax expense in foreign jurisdictions and the valuation allowance applied to the deferred tax benefit of U.S. losses.

9. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We are organized as, and operate in, one reportable segment: the development and sale of network-attached storage (NAS) systems. Our chief operating decision-maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance and allocating resources. We, and our chief executive officer, evaluate performance based primarily on revenue in the geographic locations in which we operate. Revenue is attributed by geographic region based on the location of the end customer. Our assets are primarily located in the United States of America and not allocated to any specific region; therefore, geographic information is presented only for total revenue.

The following presents total revenue by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
United States of America	$23,359	$20,283	$64,786	$57,023
Asia	4,081	7,021	13,577	15,807
Europe, Middle East, and Africa	3,064	3,028	8,017	9,808
Total	$30,504	$30,332	$86,380	$82,638

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

10. Commitments and Contingencies

Purchase Obligations

We typically maintain with our contract manufacturers, a rolling 90-day firm order for products they manufacture for us.  These orders may only be rescheduled, modified, or cancelled by our contract manufacturers under certain circumstances. The remaining amount on the open purchase order with our contract manufacturers and other partners and suppliers at September 30, 2009 was approximately $1.9 million.

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

On September 30, 2008, Isilon and the other defendants moved to dismiss the consolidated amended complaint.  Oral argument on the defendants’ motions was heard on December 16, 2008, and a decision was issued on December 29, 2008 granting in part and denying in part the motions.  All claims against defendants Sequoia Capital (and related entities), Atlas Venture (and related entities) and Madrona Venture Group LLC were dismissed.  The Section 12 claims were dismissed as against defendants Isilon, our former CEO Steven Goldman, and our former CFO Stuart Fuhlendorf, as were the Section 10(b) claims against Isilon directors William Ruckelshaus and Matthew McIlwain.  The Court denied the remainder of the defendants’ motions.  All remaining defendants filed answers to the complaint on January 30, 2009.

On September 21, 2009, we entered into a memorandum of understanding with the other parties to settle and resolve the class action.  The settlement provides for a payment to the plaintiff class of $15.0 million, of which Isilon will contribute $2.0 million and the balance will be paid by our insurers.  The class action settlement is subject to preliminary and, following notice to class members, final approval by the United States District Court for the Western District of Washington.

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

On August 27, 2008, at the request of the parties, the court stayed the consolidated derivative action pending resolution of the motions to dismiss in the securities class action. As noted above, the motions in the securities case were resolved on December 29, 2008.  On February 6, 2009, the derivative plaintiff filed an amended complaint.  The parties thereafter stipulated, and the court ordered, that the stay in the derivative case be lifted, and that defendants’ motion(s) to dismiss the amended consolidated derivative complaint be filed by November 11, 2009.

We are unable to predict the final outcome of these cases. If the court does not approve the settlement of the class action and the matter proceeds to trial and ultimately results in a court determination against us, it could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Our potential indemnity obligations to current and former officers and directors in the class action, the derivative action and in the SEC’s lawsuit against our former CFO could also result in significant liability (at least as to the advancement of fees and costs) and could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Isilon Systems, Inc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

We have cooperated on a voluntary basis with an SEC investigation concerning our prior financial restatement.  The SEC issued a formal order of nonpublic investigation and subpoenas to certain of our former officers.  The SEC’s investigation is a nonpublic, fact-finding inquiry to determine if there have been violations of the federal securities laws. On September 14, 2009, the SEC announced it had authorized the final settlement with Isilon of its investigation of our restatement. Without admitting or denying the allegations in the SEC’s complaint, we consented to a permanent injunction against any future violations of certain provisions of the federal securities laws and related regulations concerning the filing of periodic reports and the maintenance of accurate books and records and adequate internal controls. No monetary penalties were assessed against Isilon as part of the settlement.  The settlement concludes the SEC’s formal investigation of Isilon in connection with our prior financial restatement.

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

We sell scale-out network-attached storage (“NAS”) systems that consist of three or more storage nodes. Each node is comprised of our proprietary OneFS operating system software and industry standard hardware components integrated into a self-contained, 7-inch, 3.5-inch, and 1.75-inch high, rack-mountable chassis. Customers can scale our storage systems incrementally as their needs grow by purchasing additional nodes or clusters of nodes from us to enhance storage capacity, performance or both. Our future revenue growth will depend upon further penetration of our existing customers as well as expansion of our customer base in existing and other industries that depend upon file-based data. We consider the development of direct and indirect sales channels in domestic and international markets a key to our future revenue growth and the global acceptance of our products. We also are dependent on the development, adoption and acceptance of new software and systems to increase our overall margins and achieve profitability.

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

New Customers and Repeat Sales Orders.  Our goal is to attract a significant number of new customers and to encourage existing customers to purchase additional products, specifically our higher margin software applications, SyncIQ® , SnapshotIQ™, SmartConnect™, and SmartQuotas™. A majority of our customers buy our storage systems and later add additional nodes or software applications as the need arises under our ‘pay-as-you-grow’ model.

Channel and Indirect Distribution Leverage. We are actively growing our relationships with channel and distribution partners to further penetrate our targeted markets domestically and internationally. We track our sales orders by direct or indirect customers with the goal of increasing revenue from channel partners.

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

The first nine months of 2009 were characterized by overall global economic uncertainty, unpredictable financial markets and the resulting impact to business conditions. These overall economic circumstances led many of our existing and potential customers to delay or reduce previously planned capital expenditures. Our results of operations, including total revenues, gross margin, net loss, and cash flows, were impacted by these global economic conditions.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Revenue by type:
Product	$22,835	$24,418	$64,531	$66,827
Services	7,669	5,914	21,849	15,811
Total revenue	$30,504	$30,332	$86,380	$82,638

% revenue by type:
Product	75%	81%	75%	81%
Services	25	19	25	19
Total	100%	100%	100%	100%

Revenue by geography:
Domestic	$23,359	$20,283	$64,786	$57,023
International	7,145	10,049	21,594	25,615
Total revenue	$30,504	$30,332	$86,380	$82,638

% revenue by geography:
Domestic	77%	67%	75%	69%
International	23	33	25	31
Total	100%	100%	100%	100%

Revenue by sales channel:
Direct	$12,654	$13,711	$38,294	$38,597
Indirect	17,850	16,621	48,086	44,041
Total revenue	$30,504	$30,332	$86,380	$82,638

% revenue by sales channel:
Direct	41%	45%	44%	47%
Indirect	59	55	56	53
Total	100%	100%	100%	100%

Total revenue increased 1% and 5% for the three and nine months ended September 30, 2009, from the comparable period in the prior year. This increase is primarily attributable to increased service revenues as a result of an increase in our installed customer base, offset by decreases in our product revenue due to a slowdown in capital expenditures by our customers.  The revenue growth in the three and nine month periods ended September 30, 2009 as compared to the same periods in the prior year has been driven by domestic sales resulting from improving macroeconomic conditions and business execution.  The domestic revenue growth is substantially offset by the decline in international revenues, primarily comprised of Asia and EMEA, due to lagging economic condition improvements and challenges in business execution.

Product revenue decreased 6% and 3% for the three and nine months ended September 30, 2009 compared to the same periods in the prior year. We believe typical seasonality as well as continued cautious spending by customers in response to the current economic conditions impacted our ability to acquire new customers during the three and nine months ended September 30, 2009. A majority of our customers that buy our storage systems later add to their storage cluster. For the three and nine months ended September 30, 2009, reorders from existing customers represented approximately 76% and 79%, respectively, of total revenue, compared to 86% and 80% for the comparable periods in the prior year.  Our total customer base increased 27% from September 30, 2008 to September 30, 2009. The number of new customers added during the three and nine months ended September 30, 2009 was 69 and 174, respectively.  The number of new customers represented an increase of 23% and a decrease of 3% for the three and nine months ended September 30, 2009, respectively, as compared to the number of new customers added in the comparable periods in the prior year.

Services revenue includes support services for both our software and our hardware products. Services revenue increased 30% and 38% for the three and nine months ended September 30, 2009 compared to the same periods in the prior year. The percentage of our total revenue derived from support services was 25% for both the three and nine months ended September 30, 2009 compared to 19% for both the three and nine months ended September 30, 2008. The increase in services revenue was a result of an increase in our customer base currently on service and maintenance contracts. As our installed customer base grows and since a majority of our customers continue to renew their service contracts, we expect services revenue to continue to grow.

The increase in indirect channel revenue was due to our focus on enhancing our relationships with our channel and distribution partners.  No channel or distribution partner accounted for more than 10% of our revenue during the three and nine months ended September 30, 2009 and 2008. We plan to continue to expand our relationships with channel and distribution partners and over time expect the percent of revenue generated through the channel to grow.

Cost of Revenue and Gross Margin. Cost of product revenue consists primarily of amounts paid to our contract manufacturers in connection with the procurement of hardware components and assembly of those components into our systems, costs of shipping and logistics, and valuation reserves taken for excess and obsolete inventory. Cost of services revenue is primarily comprised of salaries and related employee benefits, third-party costs in providing technical support, and the cost of inventory used to service hardware maintenance contracts. Our gross margin has been, and will continue to be, affected by a variety of factors, including charges related to excess and obsolete inventory maintained for use in supporting our field services organization, average sales prices of our systems, the revenue attributable to sales of software applications as a percentage of total revenue, the rate at which our customers adopt our higher margin products and software applications, the timing of component cost reductions, the timing of supplier cost reductions, and overall market conditions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Cost of revenue:
Product	$9,631	$9,176	$29,691	$26,740
Services	3,510	3,810	11,972	9,623
Total cost of revenue	$13,141	$12,986	$41,663	36,363

Gross margin:
Product	58%	62%	54%	60%
Services	54	36	45	39
Total gross margin	57	57	52	56

Total gross margin remained flat for the three months ended September 30, 2009 compared to the comparable period of the prior year.

Gross margin for product revenue decreased 4 percentage points for the three months ended September 30, 2009 from the comparable period in the prior year.  This decrease was primarily driven by a higher proportion of lower margin product sales in the current period as compared to the same period in the prior year, partially offset by increased cost efficiencies.  This trend was primarily the result of a change in the mix between domestic and international sales.

Gross margin for services revenue increased 18 percentage points for the three months ended September 30, 2009 compared to the comparable periods of the prior year.  This increase was the result of economies of scale in the service organization as the overall customer base and resulting number of service contracts continues to grow.

For the nine months ended September 30, 2009, total gross margin decreased 4 percentage points compared to the comparable period of the prior year. This decrease was primarily due to a non-cash inventory write down of $3.8 million recorded during the first quarter of 2009. This write down was the result of softening economic conditions as well as lower forecasted demand for some of our existing products due to the anticipated migration to a new suite of products announced in March 2009.  The write down of inventory impacted both our gross margin from product revenue as well as our gross margin for services revenue.

Gross margin for product revenue decreased 6 percentage points for the nine months ended September 30, 2009 from the comparable period in the prior year.  The decrease in product revenue gross margin was primarily the result of the inventory write down previously discussed. Excluding the inventory write down, gross margin for product revenue decreased 2 percentage points during the nine months ended September 30, 2009 compared to the comparable period of the prior year.  This remaining decrease was the effect of a higher proportion of lower margin product sales in the current nine month period as compared to the same period in the prior year.  This trend was primarily the result of a change in the mix between domestic and international sales.

Gross margin for services revenue increased 6 percentage points for the nine months ended September 30, 2009, compared to the comparable periods of the prior year. Excluding the effect of the inventory write-down, gross margin for services revenue increased 11 percentage points for the nine months ended September 30, 2009 compared to the comparable period in the prior year. This increase was primarily driven by the increasing customer base and the economies of scale in the service organization as the overall customer base, and resulting number of service contracts, continues to grow.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(dollars in thousands)				(dollars in thousands)
Research and development expenses	$5,902	$6,318	$(416)	(7)%	$18,148	$17,788	$360	2%
Percent of total revenue	19%	21%			21%	22%

Research and development expenses for the three months ended September 30, 2009 decreased from the same period in the prior year primarily due to a decrease in salaries and benefits. Although salaries and benefits decreased for the three months ended September 30, 2009 as compared to the same period in the prior year, salaries and benefits actually increased for the nine months ended September 30, 2009 compared to the same period of the prior year attributable to the fact that headcount continued to increase during 2008 through the initiation and implementation of our restructuring plan in the second quarter of 2009.  Research and development headcount was 122 at September 30, 2009 compared to 130 at September 30, 2008.  In addition to the increase in salaries and benefits for the nine month period ended September 30, 2009 as compared to the same period in the prior year, stock based compensation increased, offset by a decrease in professional services.  Stock-based compensation expense related to research and development increased to $1.3 million in the first nine months of 2009 from $788,000 in the first nine months of 2008.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing Expenses	$10,843	$11,341	$(498)	(4)%	$32,443	$35,546	$(3,103)	(9)%
Percent of total revenue	36%	37%			38%	43%

Sales and marketing expenses decreased during the three and nine month periods ended September 30, 2009 as compared to the same periods in the prior year primarily as a result of our execution on cost savings programs implemented in response to the challenges presented by the current economic environment. In addition, stock-based compensation decreased during the nine months ended September 30, 2009 compared to the comparable periods of the prior year.  Stock-based compensation expense related to sales and marketing decreased to $1.3 million in the first nine months of 2009 from $1.7 million in the first nine months of 2008.  The decreases during the three months ended September 30, 2009 were partially offset by an increase in commissions when compared to the same period in the prior year.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(dollars in thousands)				(dollars in thousands)
General and administrative expenses	$3,563	$4,843	$(1,280)	(26)%	$11,181	$15,303	$(4,122)	(27)%
Percent of total revenue	12%	16%			13%	19%

General and administrative expenses decreased primarily due to decreases in professional services fees, depreciation expense and stock based compensation expenses during the three and nine months ended September 30, 2009 compared to the comparable periods of the prior year. During the nine months ended September 30, 2008, general and administrative expenses included $2.8 million in professional service fees associated with our Audit Committee investigation and restatement of financial statements, which concluded in April of 2008. The decrease in depreciation expense resulted from a lower level of capital expenditures during the three and nine months ended September 30, 2009 as compared to the prior year.  Stock-based compensation expense decreased to $545,000 in the third quarter of 2009 from $681,000 in the third quarter of 2008 and to $1.5 million in the first nine months of 2009 from $1.8 million in the first nine months of 2008. The remaining expenses included in general and administrative expenses remained relatively flat for the three and nine months ended September 30, 2009 compared to the comparable period in the prior year.

Restructuring Charges.  In April 2009, we initiated a restructuring plan to reduce our operating expenses in response to the uncertainties associated with the deteriorating global economic business conditions. Under this plan, we reduced our workforce by approximately 10%. We recorded restructuring charges of $357,000. These charges consisted of employee severance, benefits, and related costs. Of the total restructuring charges recorded, substantially all amounts were paid out prior to June 30, 2009.

Legal Settlement. In September 2009, we entered into a memorandum of understanding with the other parties to settle and resolve a shareholder class action lawsuit.  The memorandum of understanding provides for a payment to the plaintiff class of $15.0 million, of which Isilon will contribute $2.0 million and the balance will be paid by insurers.  We have recorded legal settlement expenses totaling $2.0 million during third quarter of 2009.  The settlement is subject to preliminary and, following notice to class members, final approval by the United States District Court for the Western District of Washington.

Interest income and other. Interest income and other primarily includes interest income on cash, cash equivalents and marketable securities balances.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	$ change	2009	2008	$ change
	(in thousands)			(in thousands)
Interest income and other	$164	$398	$(234)	$702	$1,860	$(1,158)

Interest income and other decreased by $234,000 and $1.2 million for the three and nine months ended September 30, 2009, respectively, compared to the comparable periods in the prior year due to a decrease in our interest income resulting from a decline in market interest rates on our investments.

Liquidity and Capital Resources

As of September 30, 2009, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $77.0 million.

The following table shows our working capital and cash and cash equivalents as of the stated dates:

	As of
	September 30, 2009	December 31, 2008
	(in thousands)
Working capital	$62,707	$70,840
Cash, cash equivalents and marketable securities	77,017	77,783

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net cash provided by (used in) operating activities	$879	$3,289	$(352)	$(4,899)
Net cash provided by (used in) investing activities	(2,472)	(395)	(5,400)	12,418
Net cash provided by financing activities	1,139	91	1,566	440

Cash Flows from Operating Activities

Net cash provided by operating activities was $879,000 for the three months ended September 30, 2009 and consisted of our net loss of $4.9 million, offset by non-cash items such as depreciation and amortization expense of $1.4 million, stock-based compensation expense of $1.4 million and net changes in operating assets and liabilities of $2.7 million.  Net cash provided by operating activities during the three months ended September 30, 2008 was $3.3 million and was comprised of our net loss of $4.8 million offset by non-cash items such as $1.6 million of depreciation and amortization expense, $1.6 million of stock-based compensation expense, and $5.0 million of net changes in operating assets and liabilities.

Net cash used in operating activities was $352,000 for the nine months ended September 30, 2009 and primarily consisted of our net loss of $19.0 million offset by non-cash items such as $4.6 million in depreciation and amortization expense, $4.3 million of stock-based compensation expense, and $9.4 million of net changes in operating assets and liabilities, which includes a $3.8 million non-cash inventory write down.  Net cash used in operating activities was $4.9 million during the nine months ended September 30, 2008 and primarily consisted of our net loss of $20.7 million, offset by non-cash items such as depreciation and amortization expense of $4.7 million, stock-based compensation expense of $4.4 million, and net changes in operating assets and liabilities of $6.9 million.  Included in operating cash out flows for the first nine months of 2008 was $3.8 million in professional service fees related to our Audit Committee investigation and restatement of financial statements.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth and net maturities and purchases of marketable securities. Net cash used in investing activities during the three months ended September 30, 2009 was $2.5 million, comprised primarily of $2.3 million of net purchases of marketable securities.  Net cash used in investing activities for the three months ended September 30, 2008 was $0.4 million, comprised of $1.2 million of net proceeds from the maturities of marketable securities, offset by $1.6 million of capital expenditures, primarily related to increased research and development lab equipment and purchases of computer and office equipment to support continued growth.

Net cash used in investing activities for the nine months ended September 30, 2009 was $5.4 million, comprised of $3.9 million in net purchases of marketable securities and $1.5 million of capital expenditures. Net cash provided by investing activities during the nine months ended September 30, 2008 was $12.4 million and was comprised of net proceeds from maturities of marketable securities of $17.0 million offset by capital expenditures of $4.6 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three and nine months ended September 30, 2009 was $1.1 million and $1.6 million, respectively, and was entirely due to proceeds from the issuance of common stock in connection with the exercise of stock options as well as purchases under our Employees Stock Purchase Plan.  Net cash provided by financing activities during the three and nine months ended September 30, 2008 was $91,000 and $440,000, respectively, and was primarily related to the proceeds from the issuance of common stock during the respective periods.

We believe that our $77 million of cash, cash equivalents and marketable securities at September 30, 2009, will be sufficient to fund our projected operating requirements for at least twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, our ability to achieve sustainable profitability, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

As of September 30, 2009, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2014. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

We outsource the manufacturing of our products to contract manufacturers in which we typically maintain a rolling 90-day firm order based on production forecast. These orders may only be rescheduled, modified, or cancelled by our contract manufacturers under certain circumstances. The remaining amount on the open purchase order with our contract manufacturers and other partners and suppliers at September 30, 2009 was approximately $1.9 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased and on identifying circumstances that indicate a transaction is not orderly. In addition, the guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance to establish a single source of authoritative nongovernmental Generally Accepted Accounting Principles (“GAAP”) in the United States. The guidance is effective for interim and annual periods ending after September 15, 2009, or as of July 1, 2009 for the Company.  Adoption of the guidance did not have an impact on our consolidated financial statements.

In September 2009, FASB’s Emerging Issues Task Force (“EITF”) issued authoritative guidance addressing certain revenue arrangements with multiple deliverables. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for the Company’s interim reporting period ending on September 30, 2010. The Company is currently evaluating the impact of the implementation of this guidance on its financial position, results of operations and cash flows.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

A description of our quantitative and qualitative disclosures about market risks is set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 20, 2009.

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, to allow timely decisions regarding required disclosure. Based upon this evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of September 30, 2009.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 30, 2008, Isilon and the other defendants moved to dismiss the consolidated amended complaint.  Oral argument on the defendants’ motions was heard on December 16, 2008, and a decision was issued on December 29, 2008 granting in part and denying in part the motions.  All claims against defendants Sequoia Capital (and related entities), Atlas Venture (and related entities) and Madrona Venture Group LLC were dismissed.  The Section 12 claims were dismissed as against defendants Isilon, our former CEO Steven Goldman, and our former CFO Stuart Fuhlendorf, as were the Section 10(b) claims against Isilon directors William Ruckelshaus and Matthew McIlwain.  The Court denied the remainder of the defendants’ motions.  All remaining defendants filed answers to the complaint on January 30, 2009.

On September 21, 2009, we entered into a memorandum of understanding with the other parties to settle and resolve the class action.  The settlement provides for a payment to the plaintiff class of $15.0 million, of which Isilon will contribute $2.0 million and the balance will be paid by our insurers.  The class action settlement is subject to preliminary and, following notice to class members, final approval by the United States District Court for the Western District of Washington.

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

On August 27, 2008, at the request of the parties, the court stayed the consolidated derivative action pending resolution of the motions to dismiss in the securities class action.  As noted above, the motions in the securities case were resolved on December 29, 2008.  On February 6, 2009, the derivative plaintiff filed an amended complaint.  The parties thereafter stipulated, and the court ordered, that the stay in the derivative case be lifted, and that defendants’ motion(s) to dismiss the amended consolidated derivative complaint be filed by November 11, 2009.

We are unable to predict the final outcome of these cases. If the court does not approve the settlement of the class action and the matter proceeds to trial and ultimately results in a court determination against us, it could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Our potential indemnity obligations to current and former officers and directors in the class action, the derivative action and in the SEC’s lawsuit against our former CFO could also result in significant liability (at least as to the advancement of fees and costs) and could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We have cooperated on a voluntary basis with an SEC investigation concerning our prior financial restatement.  The SEC issued a formal order of nonpublic investigation and issued subpoenas to certain of our former officers.  The SEC’s investigation was a nonpublic, fact-finding inquiry to determine if there have been violations of the federal securities laws. On September 14, 2009, the SEC announced that it had authorized the final settlement with Isilon of its investigation of our restatement. Without admitting or denying the allegations in the SEC’s complaint, we consented to a permanent injunction against any future violations of certain provisions of the federal securities laws and related regulations concerning the filing of periodic reports and the maintenance of accurate books and records and adequate internal controls. No monetary penalties were assessed against Isilon as part of the settlement.  The settlement concludes the SEC’s formal investigation of Isilon in connection with our prior financial restatement.

ITEM 1A. Risk Factors

Risks Related to Our Restatement

Matters relating to or arising from our financial  restatement and prior weaknesses in our internal controls, including regulatory and litigation matters, could have a material adverse effect on our business, revenues, operating results, or financial condition.

As more fully described in the Explanatory Note in Part 1 of our Annual Report on Form 10-K for the year ended December 30, 2007, in November 2007, our Audit Committee initiated an independent investigation of certain of our sales to resellers and other customers to determine whether commitments were made that have an impact on the timing and treatment of revenue recognition, and whether our internal controls relating to revenue recognition were sufficient.  Our Audit Committee conducted its investigation and review with the assistance of independent counsel and an independent forensic accounting advisor.

On April 2, 2008, we announced the completion of the investigation and filed our Annual Report on Form 10-K for the year ended December 30, 2007, which included our restated financial statements for the fiscal year ended December 31, 2006, and our restated financial information for the first and second quarters of fiscal 2007, ended April 1, 2007 and July 1, 2007, respectively.   The circumstances and findings of our Audit Committee’s investigation are more fully described in the Explanatory Note in Part 1 of our Annual Report on Form 10-K for 2007.

The investigation and resulting restatement could have a material adverse effect on our relationships with customers and customer prospects as it resulted in the initiation of securities class action litigation, derivative litigation, and an SEC investigation, any of which if not finally resolved could have a material adverse effect on our business, revenues, operating results, or financial condition.  Under Delaware law, our bylaws, and certain indemnification agreements, we may have an obligation to indemnify certain current and former officers and directors in relation to these matters.  Such indemnification may have a material adverse effect on our business, results of operations, and financial condition to the extent insurance does not cover our costs.  The insurance carriers that provide our directors’ and officers’ liability policies may seek to rescind or deny coverage with respect to those pending investigations or actions in whole or in part, or we may not have sufficient coverage under such policies, in which case our business, results of operations, and financial condition may be materially and adversely affected.

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

In September 2009, we entered into a memorandum of understanding with the other parties to settle and resolve the class action.  The settlement provides for a payment to the plaintiff class of $15.0 million, of which Isilon will contribute $2.0 million and the balance will be paid by our insurers.  The class action settlement is subject to preliminary and, following notice to class members, final approval by the United States District Court for the Western District of Washington.

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

On August 27, 2008, at the request of the parties, the court stayed the consolidated derivative action pending resolution of the motions to dismiss in the securities class action.  As noted above, the motions in the securities case were resolved on December 29, 2008.   On February 6, 2009, the derivative plaintiff filed an amended complaint.  The parties thereafter stipulated, and the Court ordered, that the stay in the derivative case be lifted, and that defendants’ motion(s) to dismiss the amended consolidated derivative complaint be filed by November 11, 2009.

We are unable to predict the final outcome of these cases. If the court does not approve the settlement of the class action and the matter proceeds to trial and ultimately results in a court determination against us, it could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Our potential indemnity obligations to current and former officers and directors in the class action, the derivative action and in the SEC’s lawsuit against our former CFO could also result in significant liability (at least as to the advancement of fees and costs) and could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We have cooperated on a voluntary basis with an SEC investigation concerning our prior financial restatement.  The SEC issued a formal order of nonpublic investigation and issued subpoenas to certain of our former officers. The SEC’s investigation was a nonpublic, fact-finding inquiry to determine if there have been violations of the federal securities laws. On September 14, 2009,  the SEC announced that it had authorized the final settlement with us of its investigation of our restatement. Without admitting or denying the allegations in the SEC’s complaint, we consented to a permanent injunction against any future violations of certain provisions of the federal securities laws and related regulations concerning the filing of periodic reports and the maintenance of accurate books and records and adequate internal controls. No monetary penalties were assessed against Isilon as part of the settlement.  The settlement concludes the SEC’s formal investigation of Isilon in connection with our prior financial restatement.

As all of these matters are not finalized and complete at this time, we cannot provide any assurances that the final outcome of these matters will not have a material adverse effect on our business, results of operations, or financial condition.  We could become subject to additional litigation or regulatory proceedings or actions arising out of our Audit Committee’s investigation and the related restatement of our historic financial statements.   Litigation and regulatory proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations.  The adverse resolution of any specific lawsuit or regulatory action or proceeding could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Our Audit Committee's investigation of revenue recognition issues identified internal control weaknesses relating primarily to the failure to communicate complete information regarding certain sales transactions containing non-standard terms among finance, accounting, legal, sales and senior management personnel and an ineffective risk assessment process. This material weakness was remediated as of December 30, 2007. Remedying our material weakness has required substantial management time and attention and incremental expenses.  Any failure to maintain the remediation of our identified control deficiencies or any additional errors or delays in our financial reporting, whether or not resulting from a failure to remedy the deficiencies that resulted in the restatement, would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock and our relationships with customers.

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

Since at least mid-2007, global credit, financial and other markets in the U.S. and globally have suffered substantial stress, volatility, illiquidity and disruption. This global economic uncertainty has continued, resulting in, among other things, the bankruptcy or acquisition of, or government assistance to, many major domestic and international financial institutions.  This ongoing macroeconomic uncertainty poses a continuing risk to the overall economy as businesses and consumers may defer, delay or forgo purchases in response to continuing negative financial or economic news and events which could affect demand for our products and services.  There could be a number of negative follow-on effects from the ongoing economic uncertainty on our business, including insolvency of key suppliers resulting in product delays and inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies.

Moreover, as noted above, the current uncertainty in global economic conditions poses a risk to the overall global economy as consumers and businesses may defer purchases in response to negative financial or economic news and events, which could negatively affect product demand and other related matters.  Consequently, demand could be different from our current expectations due to factors including negative changes in general business and economic conditions and/or further tightening or deterioration in global credit markets, either of which could affect consumer confidence, customer acceptance of our and our competitors’ products and changes in customer order patterns including order cancellations.

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

We have not been profitable in any fiscal period since we were formed. We experienced a net loss of $4.9 million and $19.0 million for the three and nine months ended September 30, 2009 and $4.8 million and $20.7 million for the three and nine months ended September 30, 2008. As of September 30, 2009, our accumulated deficit was $147.0 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including expenditures for additional sales and marketing and research and development personnel. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

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

We expect increased competition from other established and emerging companies, including companies such as networking infrastructure and storage management companies that provide complementary technology and functionality. In addition, third parties currently selling our products could market products and services that compete with ours. Some of our competitors, including EMC, Hewlett-Packard and NetApp, have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances that include our competitors may emerge that could acquire significant market share. We expect these trends to continue and potentially accelerate as companies attempt to strengthen or maintain their market positions in this evolving industry and in the midst of a difficult and challenging macroeconomic environment. In addition, we compete against internally developed storage solutions as well as combined third-party software and hardware solutions. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.

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

·	the ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures and their ability to continue as a going concern;

·	the timing and magnitude of shipments and timing of installations of our products in each quarter;

·	our ability to build, expand and improve our direct sales operations, reseller and other distribution channels;

·	our ability to build, expand and improve sales backlogs and improve sales linearity;

·	our ability to improve our marketing and demand generation and attract new customers;

·	our ability to continually improve and provide high quality customer service and experience;

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

Historically, a significant portion of our total revenue has come from a limited number of customers in a small number of industries, particularly media and entertainment and Internet companies.  For example, our largest customer for 2007, Eastman Kodak Company, accounted for approximately 10% of our total revenue, and our two largest customers for 2006, Comcast Corporation, which purchased through one of our resellers, and Eastman Kodak Company, together accounted for approximately 25% of our total revenue. While our customer base has grown and diversified, the potential for concentrated purchases by certain new and existing customers remains and our largest customers may continue to vary from quarter to quarter. As a consequence of historical patterns and the potential concentrated nature of our customers’ purchasing patterns, the proportion of our total revenue derived from a small number of customers may be even higher in any future quarter.  If this were to occur, we cannot provide any assurance that we will be able to sustain such revenue. In addition, our customers, including our large customers, generally buy systems on a purchase order basis and as such generally do not enter into long-term contracts or minimum purchase commitments. If we are unable to sustain our revenue from these customers or to replace it with revenue from new or existing customers, our growth may be limited. If economic conditions change for the industries in which our largest customers do business, or if we are unable to attract significant numbers of customers in other targeted industries, including life sciences, government, manufacturing and oil and gas, our ability to maintain or grow our revenue would be adversely affected.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added resellers and other distribution partners, including OEM partners that may bundle or include our products in a broader product set. A substantial portion of our total revenue is currently sold through our resellers and distribution partners. Therefore, our ability to maintain or grow our revenue will likely depend, in part, on our ability to maintain our arrangements with our existing resellers and other distribution partners, and to establish and expand arrangements with new partners in these areas, and any failure to do so could have a material adverse effect on our future revenue. Additionally, by relying on such partners, we may have less contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs.

Recruiting and retaining qualified resellers and distribution partners and training them in our technology and product offerings require significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our such partners, including investments in systems and training. Those processes and procedures may become increasingly complex and difficult to manage.

We typically enter into non-exclusive, written distribution agreements with our resellers and distribution partners that generally have a one-year term, have no minimum sales commitment and do not prohibit them from offering products and services that compete with ours. Accordingly, our distribution partners may choose to discontinue offering our products and services or may not devote sufficient attention and resources toward selling our products and services. Our competitors may provide incentives to our existing and potential distribution partners to use or purchase their products and services or to prevent or reduce sales of our products and services. Some of our distribution partners possess significant resources and advanced technical abilities and may, either independently or jointly with our competitors, develop and market products and related services that compete with our offerings. If this were to occur, these distribution partners might discontinue marketing and distributing our products and services. In addition, these distribution partners would have an advantage over us when marketing their competing products and related services because of their existing customer relationships. The occurrence of any of these events would likely materially adversely affect our business, operating results and financial condition.

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

We currently rely on two contract manufacturers. In an agreement dated August 30, 2007, we established a contract manufacturing relationship with Solectron Corporation, subsequently acquired by Flextronics International Ltd.  This agreement provides current terms and operating conditions while we are continuing to discuss and negotiate the terms of a master services agreement.  Since that time, we have utilized Flextronics to manufacture and assemble our products, procure components for our systems and help manage our supply chain, perform testing and manage delivery of our products.  In an agreement dated September 14, 2009, we entered into a master service agreement with Jabil Circuit, Inc. This agreement provides terms and operating conditions for the manufacture and assembling of products, procuring components, helping manage our supply chain, performing testing and managing delivery of our products.

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

We derived approximately 23% and 25% of our total revenue from customers outside the United States during the three and nine months ended September 30, 2009. We have sales and technical support personnel in several countries worldwide. We expect to continue to add personnel in additional countries.  Our various international operations subject us to a variety of risks, including:

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

A change in accounting standards or practices can have a significant effect on our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, although not yet currently required, we could be required to adopt International Financial Reporting Standards (“IFRS”) which is different than accounting principles generally accepted in the United States of America for our accounting and reporting standards.

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

We have historically relied on outside financing and customer payments to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities. Due to the recent tightening of the credit and private equity markets, such financing may not be available, or we may not be able to secure timely additional financing on favorable terms. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in December 2006 through October 15, 2009, our stock price has fluctuated from a high of $28.50 to a low of $1.86.  Factors affecting the trading price of our common stock, some of which are outside our control, include:

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

As of September 30, 2009, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 61% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

 None.

ITEM 5. Other Information

Our insider trading policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as a broker or an investment bank) who is not aware of material, nonpublic information at the time of the trade.  On August 5, 2008, Sujal Patel, our CEO, entered into a Rule 10b5-1 trading plan pursuant to which shares of our common stock (will be sold for his account from time to time) in accordance with the provisions of the plan without any further action or involvement by Mr. Patel.  By its terms, this trading plan is scheduled to expire on November 19, 2009.  On August 31, 2009, Mr. Patel entered into a subsequent Rule 10b5-1 trading plan, pursuant to which shares of our common stock will be sold for his account from time to time in accordance with the provisions of the plan without any further action or involvement by Mr. Patel.

ITEM 6. Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer.

32.1 ‡	Section 1350 Certification of Chief Executive Officer.

32.2 ‡	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISILON SYSTEMS, INC.
Date: October 23, 2009	By:	/s/ Sujal Patel
Sujal Patel
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ William Richter
William Richter
Vice President of Finance and Chief Financial Officer
(Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer.

32.1 ‡	Section 1350 Certification of Chief Executive Officer.

32.2 ‡	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

‡	Furnished herewith.