Form 10-K
period 2009-12-31
Isilon Systems, Inc.
filed 2010-02-05
CIK 1373671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $85,787,237. Shares of voting stock held by each officer and director and by each person who, to the registrant’s knowledge, owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 22, 2010, 64,986,611 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled for May 19, 2010.

Special Note Regarding Forward-Looking Statements

We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. These forward-looking statements include, but are not limited to statements regarding: our competitive environment; general economic and industry conditions and macroeconomic factors affecting the U.S. and global economies; the anticipated growth of file-based data; the expected demand for and benefits of our storage products; our future business plans and growth strategy; our ability to improve existing products and to develop new and future products; our anticipated revenue and expenses; our ability to further grow into enterprise accounts; our ability to add value-added resellers and distributors and improve our channel performance in North America and in other international locations; our ability to improve and enhance demand generation; our ability to improve and enhance customer support and service; our ability to realize operating leverage and realize efficiencies in our sales model by leveraging partners and selling to existing customers; anticipated results of potential or actual litigation; statements relating to our financial restatement and the remediation of our internal controls; the anticipated sufficiency of our current office space and ability to find additional space as needed; anticipated development or acquisition of intellectual property and resulting benefits; expected impacts of changes in accounting rules, including the impact on deferred tax benefits; the impact of governmental regulation; employee hiring and retention, including anticipated reductions in force and headcount; the future payment of dividends; use of cash, cash needs and ability to raise capital; potential liability from contractual relationships. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part I, Item 1A. of this Annual Report on Form 10-K.

In this report, “Isilon Systems,” “the company,” “we,” “us,” and “our” refer to Isilon Systems, Inc., and its consolidated subsidiaries, unless the context otherwise dictates.

ITEM 1.	Business

We provide scale-out Network Attached Storage (“NAS”) systems—combining our proprietary OneFS® operating system software and unique clustered architecture—for file-based data, including video, audio, digital images, computer models, PDF files, scanned images, reference information, test and simulation data, and other file-based information. We designed and developed our scale-out NAS solutions specifically to address the needs of storing and managing file-based data. Our systems are comprised of three or more nodes. Each node is a self-contained, rack-mountable device that contains industry standard hardware, including disk drives, a central processing unit, or CPU, memory chips and network interfaces, and is integrated with our OneFS operating system software, which unifies a cluster of nodes into a single shared resource. Through the end of fiscal 2009, we have sold our scale-out NAS systems to nearly 1,200 customers across a wide range of industries. We sell our products directly through our field sales force and indirectly through a channel partner program that includes more than 210 value-added resellers and distributors.

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

Industry Background

Proliferation of File-Based Data

Information is increasingly recorded and communicated in images and pictures rather than text and words. This trend is resulting in the creation of innovative new file-based applications in computer processing, digital imaging, video, satellite imagery, Internet services, business analysis, visualization displays, modeling and simulation. These new applications, combined with higher levels of digital resolution and the adoption of high-bandwidth communication networks, are driving the widespread proliferation of file-based data. As more business and consumer activities create and utilize file-based data and applications, the need for ways to store, manage and access this information is growing rapidly. According to IDC, the leading industry tracking firm, the worldwide market for external disk storage systems is expected to grow to approximately $32.6 billion in 2013. The external disk storage systems market has traditionally been served by storage solutions based on Storage Area Network, or SAN, NAS, and Direct Attached Storage, or DAS, architectures. While the worldwide market for external disk storage systems is expected to grow at a steady rate through 2011, the market for storage solutions dedicated to file-based data and applications is estimated to grow at a much faster rate. Certain industries including multimedia, oil and gas, scientific research, healthcare, personal Internet services and software development are expected to experience rapid growth in file-based storage capacity. For example, 2008 represented an inflection point where more disk capacity was shipped to store file-level data than block-level data. According to IDC, in 2012, more than 78 percent of disk storage systems capacity will be shipped to support some sort of file-level data.

Widespread and Increasing Use of File-Based Data

The growth of file-based data is fundamentally changing business processes and creating new market opportunities across a wide range of industries. Enterprises are utilizing file-based data to create new products and services, generate new revenue streams, accelerate research and development cycles, and improve their overall competitiveness. As a result, file-based data—and the mission-critical applications it powers—has become a critical economic asset in many industries. Industries that are being transformed by the proliferation of file-based data include:

•

Media and Entertainment. Digitization of production and delivery of file-based content in the media and entertainment industry is driving significant increases in data storage and access requirements. Examples include the emergence of high-definition television, digital video standards like Blu-Ray, 3-D content, streaming media formats for online delivery of content, and high-resolution digital images used in movie production. As these and similar formats proliferate and the media industry moves towards an all-digital workflow that includes the creation, management, delivery and archiving of television programs, music, films and publishing materials, file-based data storage requirements will continue to grow. In movie production, for example, ten seconds of high-resolution digital footage can require more than 12 gigabytes of storage, and in the publishing industry, sophisticated digital cameras can take more than eight photos per second, each of which can create an image file of more than 20 megabytes.

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

•

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

•

Manufacturing. New testing and digital simulation technologies used to enhance manufacturing processes are creating significant amounts of file-based data and require next-generation, high-performance scale-out NAS systems. In some manufacturing applications, test instruments capture, write and analyze more than 100,000 data samples per second. In addition, as manufacturers increasingly incorporate digital design, automation technology and other file-based applications into their workflows, they are creating a large amount of file-based data.

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

Our Scale-Out NAS Solutions

We believe we are the leading provider of scale-out NAS solutions for storing and managing file-based data, based on customer adoption, breadth of product offerings, independent analyst data and technology capabilities. We designed our storage solutions, based on our OneFS operating system software, to take advantage of the benefits of clustered systems built with industry standard hardware. We believe our scale-out NAS solutions enable data-intensive enterprises to manage file-based data more efficiently and cost effectively than traditional storage systems.

Our Isilon IQ S, X and NL-Series products combine our proprietary OneFS operating system software with industry standard hardware, including a storage server, CPU capacity, memory and network interfaces, in a self-contained rack-mountable chassis. Our proprietary OneFS operating system software combines the three distinct layers of a traditional storage architecture, which typically consist of a file system, a volume manager and a redundant array of independent disks, or RAID, into a single unified software layer. As a result, Isilon IQ nodes automatically work together to aggregate their collective storage capacity and computing power into a single, unified storage system that is designed to withstand the failure of any piece of hardware, including disks, switches or even entire nodes. In addition, we provide platform extension products that enable customers to scale either performance or capacity independently based on their then-current needs or to rapidly move data from an Isilon storage cluster to a tape backup library.

Key benefits of our Isilon IQ clustered storage systems include:

•

Scalability and Performance. We believe our systems provide industry-leading scalability and performance. Our OneFS operating system software can currently combine up to 144 separate nodes and more than 10,200 terabytes, or 10.2 petabytes, of storage capacity in a single cluster. In addition, Isilon solutions can deliver total data throughput of forty-five gigabytes per second or 1.7 million IOps from a single file system and single pool of storage. Our systems support both Gigabit Ethernet and 10 Gigabit Ethernet front-side connectivity and high-performance InfiniBand interconnect for low-latency, high-bandwidth, intra-cluster communication.

•

Reduced Storage Cost. Our scale-out NAS systems deliver significant value for storing and managing the growth of file-based data. According to a recent Isilon-commissioned study, Forrester Consulting interviewed Isilon customers and discovered that they achieved a risk-adjusted ROI of 125 percent and a payback period within five months, on average. These same customers experienced an average reduction in storage management resource of 97%, as well as a 22% increase in storage utilization resulting in a 37% decrease in storage capacity required. Isilon’s modular, “pay as you grow” scale-out NAS systems significantly reduce both capital acquisition costs as well as operating and management expenditures over the life of the system.

•

Reliability. Our scale-out NAS systems have data protection capabilities, built-in redundancy and self-healing capabilities. Each Isilon IQ storage system is designed to withstand the failure of multiple disks or entire nodes so that a customer does not lose access to any files. Each node in an Isilon IQ cluster is a peer, and any node can handle a request from any application server to provide the file requested. Our OneFS operating system software allocates, or stripes, files and meta-data across nodes in a cluster so that, if one node or multiple nodes fail, any other node can perform the requested function, thereby preventing any single point of failure. In the event of one or more disk or node failures, OneFS automatically rebuilds files in parallel across all of the existing distributed free space in the cluster, eliminating the need to have the dedicated “hot spare drives” required with most traditional storage systems. We believe our Isilon IQ storage systems can utilize this free space, while also drawing on the multiple microprocessors and aggregate computing power of the cluster, to rebuild data from failed drives five to ten times faster than traditional storage systems, enabling a more reliable storage solution.

•

Increased IT Operating Efficiency. Our scale-out NAS systems enable customers to manage their growing amounts of file-based data in an automated and efficient manner that is more cost-effective than traditional storage systems. Our Isilon IQ storage systems automatically balance data across nodes to enhance performance and optimize utilization, eliminating the need for the planned storage outages that are common during the manual data-balancing processes required with traditional storage systems. The simplicity, ease of use and automation of our Isilon IQ clustered storage systems have enabled individual customers to scale deployments from a few terabytes to more than 2,000 terabytes without additional investment in IT staff. Each Isilon IQ storage system has been designed to interface with existing Ethernet networks, and our “plug and store” design automates many of the tasks that must be performed manually to deploy traditional storage systems.

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

Our Strategy

Our strategic focus is to enhance our position as the market leader in scale-out NAS solutions for file-based data. Key elements of this strategy include:

•

Focus on High-Growth, Data-Intensive Markets. We intend to expand our customer base by focusing on markets where the storage and management of file-based data are critical to the success of many enterprises. To date, our solutions have been deployed by customers in industries such as media and entertainment, life sciences, Internet, manufacturing, cable and telecommunications, oil and gas, and by the federal government. We intend to invest in our direct sales force and channel partners to further penetrate these and other markets in both North America and international locations.

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

•

Leverage Trends in Commodity Hardware to Improve Price-Performance Attributes of Our Systems. Our software-based architecture is designed to allow us to integrate quickly and easily into our systems technology improvements, including those in components such as CPUs, disk drives and memory. Our systems are built using industry standard hardware rather than proprietary hardware, enabling us to address our customers’ needs in a cost-effective manner. As a result, our customers benefit as the price-performance attributes of these components improve over time. We intend to proactively incorporate advances in computing, storage and networking technologies into our storage systems.

•

Optimize Repeat Order Business Model. Because of the modular nature of our scale-out NAS systems’ clustered architecture, our customers have typically deployed our systems in an incremental fashion. We intend to continue to design our systems to take advantage of our modular architecture, enabling our customers to scale deployments in step with their growing capacity and performance needs.

•

Utilize Channel Partners to Expand Global Market Penetration. We generated 57% of our total revenue in 2009 through indirect channels. We have established a distribution channel program that, as of December 31, 2009, had more than 210 value-added resellers and distributors worldwide. We believe the ease of use and installation of our systems makes them well-suited for distribution by channel partners. We believe the international opportunity for our systems is significant and we have expanded the number of our channel partners in Asia-Pacific and Europe. We intend to continue adding value-added resellers and distributors to expand the global distribution of our systems.

Technology and Architecture

We have designed a scale-out NAS solution based upon a clustered architecture consisting of independent nodes that are all integrated with our OneFS operating system software to form a single shared resource. Our scale-out NAS systems are designed to be installed easily in standard enterprise data center environments and are accessible to users and applications running Windows, Unix/Linux and Mac operating systems using industry standard file sharing protocols over standard Gigabit Ethernet networks. Nodes within our storage systems communicate with each other over a dedicated back-end network comprised of either InfiniBand or standard Gigabit Ethernet. Our clustered architecture is designed so each node has full visibility and write/read access to or from one single expandable file system. We built our clustered architecture with industry standard hardware, to take advantage of significant advances in performance or capacity. In addition to our core scale-out NAS systems, we provide standalone software applications designed to operate with our OneFS operating system software and leverage our clustered architecture.

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

Products

Our product family consists of scale-out NAS systems and related software applications. Our storage systems combine our fifth-generation OneFS operating system software with our clustered Isilon IQ platform nodes. OneFS contains integrated file system, volume manager and RAID functionality in a distributed file system architecture and improves storage capacity, data throughput and system manageability.

Isilon IQ Platform Nodes. All Isilon hardware platforms are built upon the same innovative Isilon clustered storage architecture—designed for simplicity, value, best-in-class performance and unmatched reliability. Isilon offers a full spectrum of highly-flexible scale-out NAS solutions tailored for specific business needs. Isilon’s platform offerings include three flexible product lines—the S, X and NL Series. Isilon IQ platform nodes combine a storage server and, depending on the system, 1.92, 3.00, 5.40, 6.00, 9.00, 12.00, 36.00 or 72.00 terabytes of raw disk capacity in dense, self-contained storage nodes that work together in a single cluster. A system requires a minimum of three nodes and can scale up to 144 nodes in a cluster. All nodes support high-performance InfiniBand for intra-cluster communication and provide front-side communication via standard Gigabit Ethernet or 10 Gigabit Ethernet.

Isilon IQ Accelerator. Our Isilon IQ Accelerator enables customers to increase the performance, or aggregate write and read throughput, of their data storage system modularly without adding storage capacity. Isilon IQ Accelerator nodes can be added to any Isilon IQ storage cluster in as little as 15 seconds and utilize InfiniBand networking to scale aggregate data throughput independently to more than 400 MB/second and throughput of over 45 gigabytes per second (GBps), with no system downtime. Additionally, the Isilon IQ Accelerator enables 10 Gigabit Ethernet front-end communication for high-performance file-based applications.

Isilon IQ Backup Accelerator. Our Isilon IQ Backup Accelerator enables customers to speed the process of backing up data from an Isilon storage cluster to a tape backup library. The Backup Accelerator can drive up to four uncompressed LT04 tape drives, with each Backup Accelerator delivering backup speed of up to 1.7 terabytes per hour.

Isilon EX series. Our Isilon EX 6000, EX 9000 and EX 12000 products enable customers to increase their data storage capacity modularly without the cost of adding additional performance. Designed as an extremely low cost, high capacity clustered storage product, each Isilon EX 6000 contains 6 terabytes of SATA-II disk capacity (9 terabytes for the EX 9000 and 12 terabytes for the EX 12000) in a 2U form factor and utilizes state-of-the-art Serial Attached SCSI (SAS) technology to connect to an Isilon IQ 6000, IQ 9000 or IQ 12000 platform node. Combining our OneFS operating system software with a high-speed SAS interconnect creates a high-density system that modularly scales from 36 terabytes to more than 3,456 terabytes in a single data storage pool. This solution is designed to integrate quickly and easily within existing enterprise network infrastructures, communicate standard file sharing protocols over Gigabit Ethernet, and serve as a multi-tier storage solution for near-line, archive, disk-to-disk backup and restore, as well as remote disaster recovery applications.

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

Customers

Through the end of fiscal 2009, we have sold our products worldwide to nearly 1,200 end customers in a variety of industries, including media and entertainment, Internet, cable and telecommunications, oil and gas, life sciences, manufacturing, and the federal government. Our systems are deployed in a wide range of organizations, from large global enterprises with hundreds or thousands of locations to small organizations with just one location. During 2009 and 2008, no single customer accounted for 10% or more of our total revenue. During 2007, Eastman Kodak Company accounted for 10% of our total revenue. In 2009, 2008 and 2007, we derived 26%, 32% and 26% respectively, of our total revenue from customers outside of North America, primarily in Europe, Japan and other Asian countries. For further information about revenue recognized from international customers, see Note 12 to our consolidated financial statements included in Item 8.

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

•

Value-Added Resellers and Distributors. We currently contract with channel partners to resell and/or distribute our products in North America and other international locations. These partners help market and sell our products to a broad array of enterprises and government organizations across our core markets. We typically enter into non-exclusive, written distribution agreements with our channel partners, and these agreements generally have a one-year term with no minimum sales commitment.

•

Original Equipment Manufacturers. We have established partnerships with original equipment manufacturing, or OEM, companies that bundle their products with ours to address the challenges of a particular market or application. We have entered into OEM agreements with Harris Corporation, Schlumberger Corporation, Illumina Corporation and Kodak Corporation.

We focus our marketing efforts on increasing brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. We rely on a variety of marketing vehicles, including trade shows, advertising, public relations, industry research, our website, demand generation programs, and collaborative relationships with technology vendors.

Support and Services

We offer tiered customer support programs tailored to the service needs of our customers. We typically grant customers rights to unspecified software updates and maintenance releases and patches that may become available during the support period. Product support includes Internet access to technical content, as well as 24-hour telephone and email access to technical support personnel. Service contracts typically have a one-year or three-year term. Substantially all of our support personnel are based in Seattle, Washington and support is available seven days a week. In addition, we outsource onsite hardware support, hardware replacement, spares inventory and other field services in North America and other international regions in which we sell our products to third party maintenance providers. As we expand, we expect to continue to hire additional technical support personnel to service our North American and other international customer base.

Manufacturing

We outsource the manufacturing of all our systems and currently rely on two contract manufacturers, Flextronics International, Ltd and Jabil Circuit, Inc, who provide us with a wide range of operational and manufacturing services. While we procure some components for our systems directly from suppliers, we also work with our contract manufacturers to procure components for our systems. Our contract manufacturers purchase such components from multiple vendors in order to obtain competitive pricing. We work closely with our contract manufacturers to ensure that we have the supply of products necessary to satisfy our product delivery schedule. This may include a requirement for our contract manufacturers to periodically increase the amount of finished goods and component inventory that they carry in advance to meet anticipated customer product shipments. We purchase our finished goods inventory from our contract manufacturers using purchase orders. Delivery on our purchase orders occurs at the time that our contract manufacturers ship products to our customers. This process is designed to minimize the amount of inventory that we are required to retain to meet customer demand. Our contract manufacturers perform final test and assembly.

We typically maintain with our contract manufacturers a rolling 90-day firm order for products they manufacture for us, and these orders may only be rescheduled, modified or cancelled under certain circumstances. See Note 13, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of our scale-out NAS systems, OneFS operating system software and related storage software applications. Our research and development group is mainly located at our headquarters in Seattle, Washington or in our offices in Minneapolis, Minnesota, and San Jose, California. Our engineering efforts support product development across all major operating systems, hardware and software applications. We also test our products to certify and ensure interoperability with third-party hardware and software products. We have also incurred substantial expenditures related to the automation of our product test and quality assurance laboratories. We plan to dedicate significant resources to these continued research and development efforts. Further, as we expand internationally, we may incur additional costs to conform our products to comply with local regulatory requirements or local product specifications.

Our research and development expenses were $23.7 million in 2009, $24.0 million in 2008 and $19.9 million in 2007.

Competition

The data storage market is highly competitive and is characterized by rapidly changing technology. Our primary competitors include large traditional networked storage vendors including EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems Corporation, International Business Machines Corporation, NetApp, Inc. and Sun Microsystems, Inc, a division of Oracle Corporation. In addition, we compete against internally developed storage solutions as well as combined third-party software and hardware solutions. Also, a number of smaller, privately held companies are currently attempting to enter our market, some of which may become significant competitors in the future.

We believe that the principal competitive factors affecting the data storage market include such storage system attributes as:

•	scalability;

•	performance, including the ability to provide high throughput as well as access for multiple concurrent users;

•	ease of installation and management by IT personnel;

•	cost efficiency in acquisition, deployment and ongoing support; and

•	reliability to ensure uninterrupted user access in acquisition.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections.

We have eight issued U.S. patents, and thirty-eight pending U.S. patent applications. Of these pending applications, four have received notices of allowances, nineteen have received examiner office actions and fifteen applications are awaiting a first examiner office action. We also have one issued Chinese patent, as well as two pending patent applications in Europe, two pending patent applications in China, and three pending patent applications in Japan.

We are the owner of four registered trademarks in the United States: ISILON, ISILON SYSTEMS, ONEFS and SYNCIQ, along with a pending but approved trademark application for HOW BREAKTHROUGHS BEGIN and a pending application for INSIGHTIQ. We are the owner of international trademark registrations for ISILON and ISILON SYSTEMS in Australia, Canada, the European Union, Japan, Korea and Singapore; ONEFS and SYNCIQ in Australia, Canada, China, the European Union, Japan, Korea and Singapore; and HOW BREAKTHROUGHS BEGIN. in Australia, the European Union and Japan. Isilon is the owner of pending international trademark applications for ISILON SYSTEMS in China and HOW BREAKTHROUGHS BEGIN. in Canada and China.

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

Governmental Regulation

Various international laws regulate the use and disposal of certain hazardous materials incorporated in our products, and various national laws regulate the export and import of our products across international borders. The requirement to comply with environmental regulations or export and import controls could cause us to incur substantial costs or subject us to business interruptions. For more information, refer to “Risk Factors—Our business is subject to increasingly complex environmental legislation that has increased both our costs and the risk of noncompliance” and “Risk Factors—We are subject to governmental export and import controls that could impair our ability to compete in international markets.”

Employees

As of December 31, 2009, we had 356 employees worldwide, including 138 in sales and marketing, 120 in research and development, 56 in support and services, and 42 in finance, legal, administration and operations. None of our employees are represented by a labor union, and we consider current employee relations to be good.

Geographic Information

During our last three fiscal years, the majority of our revenue was generated within North America, and primarily all of our long-lived assets are located within the United States.

	Year Ended
	December 31, 2009	December 31, 2008	December 30, 2007
	(In thousands)
Revenue by geography:
North America	$92,116	$77,383	$65,822
Other International	31,795	37,039	23,176

Total revenue	$123,911	$114,422	$88,998

% revenue by geography:
North America	74%	68%	74%
Other International	26	32	26

Total	100%	100%	100%

Segment Information

As discussed in Note 12 to our consolidated financial statements, our business is organized as one reportable segment.

Executive Officers and Directors

The following table provides information regarding our executive officers and directors:

Name	Age	Position(s)
Executive Officers:
Sujal M. Patel	35	President, Chief Executive Officer and Director
William D. Richter	35	Vice President of Finance and Chief Financial Officer
Keenan M. Conder	46	Vice President, General Counsel and Corporate Secretary
George H. Bennett	56	Senior Vice President of Worldwide Field Operations
Paul G. Rutherford	53	Chief Technology Officer
Brett L. Helsel	50	Senior Vice President of Engineering
Mary Godwin	51	Vice President of Operations
Gwen E. Weld	52	Vice President of Human Resources and Organizational Development

Directors:
Barry J. Fidelman	69	Director
Elliott H. Jurgensen, Jr.	65	Director
Gregory L. McAdoo	45	Director
Matthew S. McIlwain	45	Director
William D. Ruckelshaus	77	Chairman of the Board of Directors and Director
Peter H. van Oppen	57	Director

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

William D. Richter has served as Isilon’s Chief Financial Officer since October 2007. Mr. Richter also served as our Senior Director of Finance and Corporate Controller from December 2006 to October 2007. Prior to joining us, from August 2005 to December 2006, Mr. Richter served at Amazon.com, Inc., an e-commerce company, most recently as Director of Accounting and Finance. From 1997 to August 2005, Mr. Richter served in various roles at PricewaterhouseCoopers, LLP, an accounting firm, most recently as a Senior Manager in the Audit department. Mr. Richter received a Bachelor of Arts degree in business administration from the University of Washington and is a Washington State Licensed and Certified Public Accountant.

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

George H. Bennett has served as Isilon’s Senior Vice President of Worldwide Field Operations since April 2009. Prior to joining us, he was Senior Vice President, Americas Sales, at Quantum Corporation. From 2003 to 2008, Mr. Bennett served at NetApp as Senior Vice President, Americas Sales, where he managed all field and inside sales, support engineers, field marketing, and field finance operations. From 2000 to 2003, he served as Vice President of the Central Area for NetApp, growing regional revenue 25 percent each year. Prior to NetApp, Mr. Bennett held executive sales positions at Data Race and Memorex Telex. Mr Bennett holds a Bachelor of Science degree in Management Science from the State University of New York.

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

Peter H. van Oppen has served as a director since February 2008. Mr. van Oppen most recently served as Chief Executive Officer and Chairman of the Board for Advanced Digital Information Corporation (ADIC) for twelve years, from 1994 through its acquisition by Quantum Corp. in 2006. Prior to ADIC, van Oppen served as President and Chief Executive Officer of Interpoint, a predecessor company to ADIC from 1989 until its acquisition by Crane Co. in October 1996, and has also been a consultant at Price Waterhouse LLP and Bain & Company. Mr. van Oppen currently serves as Vice Chairman of the Board of Trustees and Chair of the Investment Committee at Whitman College. Mr. van Oppen received a Bachelor of Arts degree in political science from Whitman College and a Master of Business Administration degree from Harvard Business School, where he was a Baker Scholar.

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

FACTORS AFFECTING OUR OPERATING RESULTS,

BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

ITEM 1A.	Risk Factors

This Annual Report on Form 10-K, or Form 10-K, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Currently, we face competition from a number of established companies, including EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems Corporation, International Business Machines Corporation, NetApp, Inc. and Sun Microsystems, Inc, a division of Oracle Corporation. We also face competition from a large number of private companies and new market entrants. Many of our current competitors have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features.

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

We have a history of losses and we may not be profitable in the future.

We have not been profitable in any fiscal year since we were formed. We experienced a net loss of $18.9 million in 2009, $25.1 million in 2008, and $26.9 million in 2007. As of December 31, 2009, our accumulated deficit was $146.5 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including expenditures for additional sales and marketing and research and development personnel. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

Economic conditions in the United States and globally could adversely affect our business.

Our business is affected by global economic conditions. Since at least mid-2007, global credit, financial and other markets in the U.S. and globally have suffered substantial stress, volatility, illiquidity and disruption. This ongoing macroeconomic uncertainty poses a continuing risk to the overall economy as businesses and consumers may defer, delay or forgo purchases in response to negative financial or economic news and events which could affect demand for our products and services. There could be a number of negative follow-on effects from such economic uncertainty on our business, including insolvency of key suppliers resulting in product delays and inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies.

Moreover, product demand could be different from our current expectations due to factors including negative changes in general business and economic conditions and/or further tightening or deterioration in global credit markets, either of which could affect consumer confidence, customer acceptance of our and our competitors’ products and changes in customer order patterns including order cancellations.

In early April 2009, we announced a company-wide reduction in force of approximately 10%. This and other cost-saving initiatives were intended to improve our cost structure and path to sustainable profitability. If economic conditions in the U.S. or globally worsened, we will need to evaluate whether further cost and workforce reductions are warranted, which could negatively impact our research and development efforts, our sale capacity and our relationships with customers and vendors. Accordingly, adverse economic conditions in the U.S. and globally could negatively impact our operations, growth and competitive position in the marketplace.

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

Factors that may affect our operating results include:

•	changes and uncertainty in the U.S. and global economies and macroeconomic conditions, and specific economic conditions in the computer and storage industries;

•	general or sustained decrease in global corporate spending on information technology and storage related products leading to a decline in demand for our products;

•

reductions in customers’ budgets for information technology and storage related purchases, delays in their purchasing cycles or deferments of their product purchases based on market and economic uncertainty or in anticipation of new products or updates from us or our competitors;

•	the ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures and their ability to continue as a going concern;

•	the timing and magnitude of shipments and timing of installations of our products in each quarter;

•	our ability to build, expand and improve our direct sales operations, reseller and other distribution channels;

•	our ability to build, expand and improve sales backlogs and improve sales linearity;

•	our ability to improve our marketing and demand generation and attract new customers;

•	our ability to continually improve and provide high quality customer service and experience;

•

our ability to effectively manage our relationships with our third party maintenance providers that provide onsite support, hardware replacement, manage and disburse our spares product inventory and provide other field services in the U.S. and international regions in which we sell our products;

•	the rates at which customers purchase additional storage systems from us and renew their service contracts with us;

•	the timing of recognizing revenue as a result of revenue recognition rules;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases, upgrades or announcements by us or our competitors;

•	any change in competitive dynamics, including new entrants or discounting of product prices;

•	our ability to control costs, including our operating expenses and the costs of the components we use in our products;

•	the possibility of seasonality of demand for our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses as volatility is a key input in our fair value stock-based compensation measurement;

•	actual outcomes might differ from judgments, assumptions and estimates used in determining the carrying value of certain assets in our financial statements;

•	future accounting pronouncements and changes in accounting policies; and

•	geopolitical events such as war or incidents of terrorism.

If we fail to manage future growth effectively, we may not be able to market and sell our products and services successfully.

Our company has been in existence since January 2001, and we first began shipping products in January 2003. Much of our growth has occurred since October 2005 and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our management’s ability to manage expansion and growth successfully, including, but not limited to, hiring, training and developing our sales personnel to become productive and generate revenue, forecasting revenue, controlling expenses, implementing and enhancing infrastructure, systems and processes, addressing new markets and expanding international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.

If we fail to maintain effective internal controls, our ability to produce accurate, complete and timely financial statements could be impaired.

Section 404 of the Sarbanes-Oxley Act requires that management report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control and financial reporting environment. We have expended significant resources in developing and maintaining the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act and expect to continue to expend significant resources in maintaining this compliance. We cannot be certain that the actions we have taken to continue to improve our internal control over financial reporting will be sufficient or that we will be able to maintain and continue to implement and improve our processes and procedures in the future, which could cause us to be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

Pending or future litigation could have a material adverse impact on our results of operations, financial condition and liquidity.

We are exposed to claims and litigation arising in the normal course of business. We can neither quantify this exposure, generally, nor predict the impact on us as a result of any such claim or litigation, specifically. Any litigation, regardless of the outcome, is time-consuming and expensive to resolve and can divert management time and attention. We may incur expenses for indemnity or otherwise that are not covered by insurance. There can be no assurance that such matters will be resolved in a manner that is not adverse to our business, financial condition, results of operations or cash flows. See Note 13 to the consolidated financial statements for additional information with respect to currently pending legal matters.

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

While the Company’s revenue base, in terms of customers and industries served, has diversified, in the past, a significant portion of our total revenue has come from a limited number of customers in a small number of industries, particularly media and entertainment and Internet companies. For example, our largest customer for 2007, Eastman Kodak Company, accounted for approximately 10% of our total revenue, and our two largest customers for 2006, Comcast Corporation, which purchased through one of our resellers, and Eastman Kodak Company, together accounted for approximately 25% of our total revenue. Accordingly, the potential for concentrated purchases by certain new and existing customers remains and our largest customers may continue to vary from quarter to quarter. As a consequence of historical patterns and the potential concentrated nature of our customers’ purchasing patterns, the proportion of our total revenue derived from a small number of customers may be even higher in any future quarter. If this were to occur, we cannot provide any assurance that we will be able to sustain such revenue.

In addition, our customers, including our larger customers, generally buy systems on a purchase order basis and as such generally do not enter into long-term contracts or minimum purchase commitments. If we are unable to sustain our revenue from these customers or to replace it with revenue from new or existing customers, our growth may be limited. If economic conditions worsen for the industries in which our largest customers do business, or if we are unable to attract significant numbers of customers in other targeted industries, including life sciences, government, manufacturing and oil and gas, our ability to maintain or grow our revenue would be adversely affected.

If we are unable to develop and introduce new products and respond to technological changes, if our new products do not achieve market acceptance or if we fail to manage product transitions, we may fail to increase, or may lose, market share.

Our future growth depends on the successful development and introduction of new systems and software products. Due to the complexity of storage systems, these products are subject to significant technical risks that may impact our ability to introduce these products successfully. Our new products also may not achieve market acceptance. In addition, our new products must respond to technological changes and evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions, customer requirements and component supply, or if these products do not achieve market acceptance, our operating results could be materially and adversely affected.

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

Recruiting and retaining qualified resellers and distribution partners and training them in our technology and product offerings require significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our partners, including investments in systems and training. Those processes and procedures may become increasingly complex and difficult to manage.

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

Third parties could claim that our products or technologies infringe their proprietary rights. The data storage industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We expect that infringement claims may further increase as the number of products and competitors in our sector increases. We have not to date been involved in any litigation related to intellectual property. Prior to the Company’s IPO, in July 2006, we received a letter from a third-party suggesting that our products might be infringing certain of its patents. After an exchange of correspondence, there appeared to be no reasonable basis for a claim that Isilon infringed any of the third-party’s patents. We received no further correspondence in the matter. If this or similar matters arise, and we are unable to reach an amicable resolution, it is possible that litigation could result. The outcome of any litigation is inherently unpredictable, and accordingly, we cannot assure you that, in the future, a court would not find that our products infringed these patents. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.

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

The timing of our revenue is difficult to predict. Our sales efforts involve building and expanding our direct sales operations and reseller distribution channels and educating our customers about the use and benefits of our products, including their technical capabilities and potential cost savings to an organization. Customers may undertake a significant evaluation process that in the past has resulted in a lengthy sales cycle, in some cases more than 12 months. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative processing and other delays, which may be further impacted by current macroeconomic concerns and conditions. If we do not realize expected sales from a specific customer for a particular quarter in that quarter or at all, our business, operating results and financial condition could be harmed.

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

If we are unable to continue to create valuable innovations in software, we may not be able to generate additional high-margin revenue to maintain or increase our gross margins.

Our industry has a history of declining storage hardware prices as measured on a cost per gigabyte or terabyte of storage capacity basis. In order to maintain or increase our gross margins, we will need to continue to create valuable software that is included with our scale-out NAS storage systems and/or sold as separate standalone software applications. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to help increase our overall gross margin. If we are unable to successfully develop or acquire, and then market and sell, additional software functionality, such as our SmartConnect, SnapshotIQ, SmartQuotas and SyncIQ software applications, our ability to maintain or increase our high-margin revenue and gross margin will be adversely affected.

We currently rely on two contract manufacturers to assemble our products, and our failure to forecast demand for our products accurately or manage our relationships with our contract manufacturers successfully could negatively impact our ability to sell our products.

We currently rely on two contract manufacturers. In August 2007, we established a contract manufacturing relationship with Solectron Corporation, subsequently acquired by Flextronics International Ltd. Since that time, we have utilized Flextronics to manufacture and assemble certain of our products, procure components for our systems and help manage our supply chain, perform testing and manage delivery of our products. In September 2009, we entered into a master service agreement with Jabil Circuit, Inc. which provides for the manufacture and assembling of certain products, procuring components, helping manage our supply chain, performing testing and managing delivery of our products.

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs, component supply and excess inventory. If we fail to effectively manage or maintain our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we and our contract manufacturers are unable to negotiate with suppliers for reduced component costs, our operating results would be harmed. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying new contract manufacturers and commencing volume production are expensive and time-consuming. We provide forecasts to our contract manufacturers regarding product demand and production levels. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges, carrying costs or penalties, which could adversely impact our operating results.

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

We rely on a limited number of suppliers for several key components utilized in the assembly of our products. Historically, we have purchased several of our required components, such as disk drives and chassis, from a single supplier. This reliance on a limited number of suppliers involves several risks, including:

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

A significant portion of our expenses is directly related to the pricing of commoditized components utilized in the manufacture of our products, such as disk drives, memory, and CPUs. Whether we directly procure such component parts from suppliers or work through our contact manufacturers, our costs are affected by price volatility in the marketplace for these components, especially for disk drives. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. Furthermore, such components can be subject to limits on supply or other supply volatility which may negatively impact our ability to obtain quantities necessary to grow our business and respond to customer demand for our products.

We maintain relatively low inventory and acquire components only as needed; as a result, if there are shortages of these components, we may not be able to secure enough components to build new products to meet customer demand.

We attempt to maintain relatively low inventory and acquire components as needed and in accordance with component lead times, and as a result do not enter into long-term supply contracts for these components. As a result, our ability to respond to customer orders efficiently may be constrained by the then-current availability or terms and pricing of these components. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. For example, disk drives can represent a significant portion of our cost of revenue, and both the price and availability of various kinds of disk drives are subject to substantial volatility. In the past, we have encountered situations where we paid higher prices than we had anticipated for disk drives or had to use a larger or smaller capacity drives as a replacement. For example, in the latter half of 2009, the industry experienced a shortage of selected memory supply, which negatively impacted our costs and reduced availability of key components. This delayed our ability to ship selected configurations to some of our customers, increased our costs, and in some cases accelerated a transition by us to other components. In addition, new generations of disk drives are often in short supply and are subject to industry allocations that may limit our ability to procure these disk drives. Many of the other components required to build our systems are occasionally in short supply and subject to industry allocations. As shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business, operating results and financial condition.

If we lose key personnel, if key personnel are distracted or if we are unable to attract and retain highly-qualified personnel on a cost-effective basis, it would be more difficult for us to manage our existing business operations and to identify and pursue new growth opportunities.

Our future performance depends on the continued service of our key technical, sales, services, and management personnel. The loss of key employees could result in significant disruptions to our business and, due to the difficulty in recruiting and training new key personnel, the integration of replacement personnel could be time-consuming, cause additional disruptions to our business or be unsuccessful. Moreover, we rely on our executive officers and senior management to manage our existing business operations and to identify and pursue new growth opportunities. The loss of the services of these key executives for any reason could adversely affect our business, operating results and financial condition.

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

Our ability to sell our products is highly dependent on the quality of our customer support offerings, and our failure to offer high-quality customer support services would have a material adverse effect on our ability to market and sell our products and services.

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

We derived approximately 26%, 32%, and 26% of our total revenue from customers outside North America in 2009, 2008, and 2007, respectively. We have sales and technical support personnel in several countries worldwide. We expect to continue to add personnel in additional countries. Our various international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	the challenge of managing development teams in geographically disparate locations;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in various foreign markets;

•	increased exposure to foreign currency exchange rate risk;

•	reduced protection for intellectual property rights in some countries ; and

•	political and economic instability, including a global recession.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these risks. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

Our success is dependent in part on obtaining, maintaining and enforcing our patent and other proprietary rights. We rely on trade secret, patent, copyright and trademark laws, and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent this misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. To date, we have obtained eight issued United States patents and these patents, as well as any additional patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as a result, our competitors may be able to develop technologies similar or superior to ours.

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

A change in accounting standards or practices can have a significant effect on our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, although not yet currently required, we could be required, as soon as fiscal year 2014, to adopt International Financial Reporting Standards (“IFRS”) which are different than accounting principles generally accepted in the United States of America for our accounting and reporting standards. In October 2009, new accounting standards related to revenue recognition were issued. We are currently evaluating the impact of the implementation on our consolidated financial statements beginning in 2010.

Our business is subject to increasingly complex environmental legislation that has increased both our costs and the risk of noncompliance.

We face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of many of our products. The European Union, or EU, has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the EU, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, directive and the waste Electrical and Electric Equipment Directive, or WEEE directive. The RoHS directive restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the EU after July 1, 2006. The WEEE directive imposes certain responsibilities for the disposal of waste electrical and electronic equipment on manufacturers of such equipment.

In connection with our compliance with these environmental laws and regulations, we could incur substantial costs, including reserves taken for excess component inventory, and could be subject to disruptions to our operations and logistics. In addition, we will need to ensure that we can manufacture compliant products and that we can be assured a supply of compliant components from suppliers. Similar laws and regulations have been proposed or may be enacted in other regions, including in the United States, China and Japan. Other environmental regulations may require us to reengineer our products to utilize components that are compatible with these regulations, and this reengineering and component substitution may result in additional costs to us. We cannot assure you that existing laws or future laws will not have a material adverse effect on our business.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in December 2006 through February 5, 2010, our stock price has fluctuated from a high of $28.50 to a low of $1.86. Factors affecting the trading price of our common stock, some of which are outside our control, include:

•	variations in our operating results or those of our competitors;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	the level of sales in a particular quarter;

•	lawsuits threatened or filed against us;

•	inquiries or investigations by the SEC, NASDAQ, law enforcement or other regulatory bodies;

•	the recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts who elect to follow our common stock; and

•	the adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

As of December 31, 2009, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 60.5% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that directors may only be removed “for cause;”

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

On September 30, 2008, Isilon and the other defendants moved to dismiss the consolidated amended complaint. On December 29, 2008, the court granted in part and denied in part the motions. All claims against defendants Sequoia Capital (and related entities), Atlas Venture (and related entities) and Madrona Venture Group LLC were dismissed. The Section 12 claims were dismissed as against defendants Isilon, our former CEO Steven Goldman, and our former CFO Stuart Fuhlendorf, as were the Section 10(b) claims against Isilon directors William Ruckelshaus and Matthew McIlwain. The Court denied the remainder of the defendants’ motions. All remaining defendants answered the complaint on January 30, 2009.

On October 24, 2009, we filed a stipulation of settlement providing for the settlement and dismissal of the class action. On November 2, 2009, the Court granted preliminary approval of the settlement. The settlement provides for a payment to the plaintiff class of $15.0 million, of which Isilon contributed $2.0 million and the balance was contributed by our insurers in December 2009. The amounts were paid into an escrow fund pending final court approval. The class action settlement is subject to final approval by the Court at a hearing scheduled for March 5, 2010.

On March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Isilon, against certain of our current and former directors and officers. Isilon is named as a nominal defendant. On April 17, 2008, the court consolidated these actions and appointed lead counsel. The derivative complaints arise out of many of the factual allegations at issue in the securities class action and generally allege that the individual defendants breached fiduciary duties owed to Isilon by publicly misrepresenting our business prospects and failing to properly account for certain revenues recognized in the fourth quarter of and our fiscal year ended December 31, 2006, and in the first and second quarters of fiscal 2007. The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses. Because the complaints are derivative in nature, they do not seek monetary damages from Isilon. However, we may be required to advance the legal fees and costs incurred by the individual defendents. On February 3, 2009, the derivative plaintiff filed an amended complaint. Defendants are to respond to the amended complaint by February 11, 2010.

We are unable to predict the final outcome of these cases. If the court does not provide final approval of the settlement of the class action and the matter proceeds to trial and ultimately results in a court determination against us, it could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Our potential indemnity obligations to current and former officers and directors in the class action, the derivative action and in the SEC’s lawsuit against our former CFO could also result in significant liability to the extent that the advancement of fees and costs are not covered by our insurers and could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our shareholders during the fourth quarter of 2009.

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

	High	Low
Year ended December 31, 2008:
First quarter	$6.10	$4.51
Second quarter	5.49	4.43
Third quarter	5.15	3.70
Fourth quarter	4.44	2.31
Year ended December 31, 2009:
First quarter	$3.83	$1.86
Second quarter	4.61	2.08
Third quarter	6.89	3.85
Fourth quarter	7.18	5.14

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future.

Holders

As of January 22, 2010, there were approximately 101 stockholders of record, which does not reflect the persons or entities whose shares are held in nominee or “street” name through various banks and brokerage firms.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Computer Index from December 15, 2006, the date of our initial public offering, through December 31, 2009, the last trading day of our 2009 fiscal year. Both indices include our common stock.

The graph reflects an investment of $100 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, on December 15, 2006, and the reinvestment of dividends, if any. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of 3 Year Cumulative Total Return

Among Isilon Systems, the NASDAQ Composite Index and the NASDAQ Computer Index

	12/15/06	12/29/06	12/31/07	12/31/08	12/31/09
Isilon Systems, Inc.	$100.00	$118.48	$21.65	$14.24	$29.70
NASDAQ Composite	$100.00	$98.29	$108.84	$64.18	$92.35
NASDAQ Computer	$100.00	$97.66	$120.26	$63.44	$108.37

Note: This graph shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our outstanding common stock during the three months ended December 31, 2009.

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

	As of and for the Year Ended
	December 31, 2009	December 31, 2008	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Consolidated Statements of Operations Data:
Total revenue	$123,911	$114,422	$88,998	$61,206	$21,083
Total cost of revenue	57,580	49,988	42,736	28,808	11,575

Gross profit	66,331	64,434	46,262	32,398	9,508

Operating expenses:
Research and development	23,668	24,049	19,903	16,524	12,478
Sales and marketing	45,538	47,363	42,595	24,390	12,377
General and administrative	14,232	19,700	14,945	7,411	3,681
Restructuring Charges	357	—	—	—	—
Legal Settlement	2,000	—	—	—	—

Total operating expenses	85,795	91,112	77,443	48,325	28,536

Loss from operations	(19,464)	(26,678)	(31,181)	(15,927)	(19,028)
Net loss	$(18,873)	$(25,078)	$(26,932)	$(25,988)	$(19,185)

Net loss per common share, basic and diluted	$(0.29)	$(0.40)	$(0.44)	$(3.09)	$(3.95)

Shares used in computing basic and diluted net loss per common share	64,362	63,318	61,514	8,423	4,852

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$79,154	$77,783	$85,861	$99,899	$12,656
Working capital	67,715	70,840	87,251	108,519	7,332
Total assets	118,093	120,190	131,538	136,734	28,241
Current and long-term notes payable and capital lease obligations	—	—	—	—	7,543
Common stock and additional paid-in capital	205,192	197,685	191,255	185,948	324
Total stockholders’ equity (deficit)	58,278	70,023	88,589	110,207	(49,375)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” Part I, Item 1. “Business,” and Part II, Item 6. “Selected Financial Data,” of this Annual Report on Form 10-K. Beginning in fiscal 2008, we reported financial results based on a calendar year end with fiscal year 2008 ending on December 31, 2008. Prior to 2008, we reported financial results on a fiscal year of 52 or 53 weeks ending on the Sunday closest to December 31 of that year. For ease of reference within this section, 2007 refers to the fiscal year ended December 30, 2007.

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

We sell scale-out NAS systems that consist of three or more storage nodes. Each node is comprised of our proprietary OneFS operating system software and industry standard hardware components integrated into a self-contained, rack-mountable chassis. Customers can scale our storage systems incrementally as their needs grow by purchasing additional nodes or clusters of nodes from us to enhance storage capacity, performance or both.

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

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management estimates and judgments about matters that are uncertain:

•	revenue recognition;

•	allowances for doubtful accounts;

•	stock-based compensation;

•	inventory valuation; and

•	accounting for income taxes.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations.

Revenue Recognition

We derive our revenue from sales of our products and services. Product revenue consists of revenue from sales of hardware systems and software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

Our software is integrated with industry standard hardware and is essential to the functionality of the integrated system product. We provide unspecified software updates and enhancements related to its products through service contracts. For all transactions involving the sale of software, we consider the multiple elements of the arrangement and account for revenue in accordance with relevant software revenue recognition guidance.

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

From time to time, the Company enters into arrangements with customers that include acceptance criteria or other contingencies. In such instances, the Company defers all revenue on the arrangement until customer acceptance is obtained or the acceptance clause or contingency lapses.

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

Allowance for Doubtful Accounts

We review our allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific age and amount, and all other balances on a pooled basis based on historical collection experience and economic risk assessment. Accordingly, the amount of this allowance will fluctuate based upon changes in revenue levels, collection of specific balances in accounts receivable and estimated changes in customer credit quality or likelihood of collection. Our allowance for doubtful accounts was $314,000 and $250,000 as of December 31, 2009 and December 31, 2008, respectively.

Stock-Based Compensation

We account for stock-based compensation expense based on the estimated fair value of the stock option awards as of the grant or modification date. We estimate the fair value of stock option awards using the Black-

Scholes option valuation model, which requires the input of subjective assumptions including the expected stock price volatility, the calculation of expected term, and the fair value of the underlying common stock on the date of grant, among other inputs. We recognize stock compensation expense on a straight-line basis over each optionee’s requisite service period, which is generally the vesting period.

We base our estimate of our expected volatility on reported market value data for a group of publicly traded companies, which we selected from market indices that we believed would be indicators of its future stock price volatility, after consideration of their size, stage of lifecycle, profitability, growth, risk and return on investment. We calculate the expected term of our options using a blend of historical and forecasted data. Expected term for options is approximately four years.

We record stock-based compensation expense net of estimated forfeitures. We estimate forfeitures at the time of grant and revise this estimate, if necessary, in subsequent periods. If the actual number of forfeitures differs from that estimated, we may be required to record adjustments to stock-based compensation expense in future periods.

In 2009, we recorded non-cash stock-based compensation expense of $5.8 million based on the related options having an expected term of approximately four years. In future periods, stock-based compensation expense is expected to increase as we issue additional equity-based awards to continue to attract and retain key employees. As of December 31, 2009, our total unrecognized compensation expense related to stock-based awards granted since January 2, 2006 was $11.6 million.

Inventory Valuation

Inventories are primarily comprised of finished systems, service spares and evaluation units and are accounted for using first-in, first-out (“FIFO”) method using a lower of cost or market valuation. Spares inventory consists of components and finished goods used to support our field services organization. Evaluation units are located at customer locations, as some of our customers test our equipment prior to purchasing. In order to fulfill our obligations related to the hardware support services that we sell, we also hold component parts and finished systems in our inventory that are used to repair and replace broken hardware. Inventory valuation reserves are established to reduce the carrying amounts of our inventories to their net estimated realizable values. Inventory valuation reserves are based on historical usage, expected demand and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation reserves are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory valuation reserves could be required and would be reflected in cost of product revenue in the period in which the reserves are taken. Inventory valuation reserves were $3.4 million and $2.1 million as of December 31, 2009 and December 31, 2008, respectively.

Accounting for Income Taxes

At December 31, 2009, we had $142.3 million of net operating loss carryforwards available to offset future taxable income for federal and state purposes. These net operating loss carryforwards expire for federal purposes from 2021 to 2029. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2009, we had gross deferred tax assets of $48.2 million, which were primarily related to federal and state net operating loss carryforwards and research and development expenses capitalized for tax purposes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance. Due to the uncertainty of our future profitability, we have recorded a valuation allowance equal to the $48.2 million of gross deferred tax assets as of December 31, 2009. Accordingly, we have not recorded an income tax benefit in our statement of operations for any of the periods presented. If we determine in the future that these deferred tax assets are more-

likely-than-not to be realized, a release of all or a portion of the related valuation allowance would increase income in the period in which that determination is made.

Results of Operations

The year 2009 was characterized by overall global economic uncertainty, unpredictable financial markets and the resulting impact to business conditions. These overall economic circumstances, particularly in the first half of the year, led many of our existing and potential customers to delay or reduce previously planned capital expenditures. Our results of operations, including total revenues, gross margin, net loss, and cash flows, were impacted by these global economic conditions.

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

	Year Ended
	December 31, 2009	December 31, 2008	December 30, 2007
	(In thousands)
Revenue by type:
Product	$93,722	$91,946	$74,434
Services	30,189	22,476	14,564

Total revenue	$123,911	$114,422	$88,998

% revenue by type:
Product	76%	80%	84%
Services	24	20	16

Total	100%	100%	100%

Revenue by geography:
North America	$92,116	$77,383	$65,822
Other International	31,795	37,039	23,176

Total revenue	$123,911	$114,422	$88,998

% revenue by geography:
North America	74%	68%	74%
Other International	26	32	26

Total	100%	100%	100%

Revenue by sales channel:
Direct	$53,605	$53,171	$40,464
Indirect	70,306	61,251	48,534

Total revenue	$123,911	$114,422	$88,998

% revenue by sales channel:
Direct	43%	46%	45%
Indirect	57	54	55

Total	100%	100%	100%

Cost of Revenue and Gross Margin. Cost of product revenue consists primarily of amounts paid to our contract manufacturers in connection with the procurement of hardware components and assembly of those components into our systems, costs of shipping and logistics, and valuation reserves taken for excess and obsolete inventory. The components that are used in the assembly of our products include disk drives, memory and CPUs. Our contract manufacturers do not enter into long-term contracts for any of these components; thus, prices for these components are subject to fluctuations in the spot market, which can cause our cost of product revenue to fluctuate. Cost of services revenue is primarily comprised of salaries and employee benefits, hardware service replacements, and third-party costs in providing technical and logistical support.

Our gross margin has been and will continue to be affected by a variety of factors, including charges related to excess and obsolete inventory, average sales prices of our systems, the revenue attributable to sales of software applications as a percentage of total revenue, the rate at which our customers adopt our higher margin products and software applications, the timing of component cost reductions, the timing of supplier cost reductions, and overall market conditions.

	Year Ended
	December 31, 2009	December 31, 2008	December 30, 2007
	(In thousands)
Revenue:
Product	$93,722	$91,946	$74,434
Services	30,189	22,476	14,564
Total revenue	$123,911	$114,422	$88,998
Cost of revenue:
Product	$41,861	$36,775	$33,761
Services	15,719	13,213	8,975
Total cost of revenue	$57,580	$49,988	$42,736
Gross margin:
Product	55%	60%	55%
Services	48%	41%	38%
Total gross margin	54%	56%	52%

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

	Year Ended
	December 31, 2009	December 31, 2008	December 30, 2007
	(In thousands)
Research and development expenses	$23,668	$24,049	$19,903
Percent of total revenue	19%	21%	22%

Sales and Marketing Expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, professional services fees, trade shows, marketing programs, facilities and depreciation expenses. We plan to continue to invest heavily in sales and marketing by increasing the size of our field sales force and the number of our channel partners to allow us to expand into existing and new geographic and vertical markets. We also plan to continue to invest in expanding our North American and other international sales and marketing activities and building brand awareness. We expect that sales and marketing expenses will increase in absolute dollars and remain our largest expense category. However, we expect sales and marketing expenses to decrease as a percentage of total revenue in the future due to our expected growth and attainment of economies of scale. Generally, sales personnel are not immediately productive and thus sales and marketing expenses do not immediately result in revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become fully productive. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

	Year Ended
	December 31, 2009	December 31, 2008	December 30, 2007
	(In thousands)
Sales and marketing expenses	$45,538	$47,363	$42,595
Percent of total revenue	37%	41%	48%

General and Administrative Expenses. General and administrative expenses primarily include personnel costs; facilities expenses related to our executive, finance, human resources, information technology and legal organizations; bad debt expense; public company related expenses and fees for professional services such as legal, accounting, compliance and information systems. Also included in general and administrative expenses are attorneys’ fees and costs for the legal proceedings related to the restatement of our prior period financial statements, as well as costs associated with our Audit Committee investigation that was completed in early 2008. We expect general and administrative expenses to continue to increase in total dollars although we expect these expenses to decrease as a percentage of total revenue over the next several years.

	Year Ended
	December 31, 2009	December 31, 2008	December 30, 2007
	(In thousands)
General and administrative expenses	$14,232	$19,700	$14,945
Percent of total revenue	11%	17%	17%

Interest Income and Other. Other income and other primarily includes interest income on cash, cash equivalents and marketable securities.

	Year Ended
	December 31, 2009	December 31, 2008	December 30, 2007
	(In thousands)
Interest income and other	$805	$2,069	$4,470

Fiscal 2009 Compared With Fiscal 2008

Revenue. Total revenue was $123.9 million in 2009 compared to $114.4 million in 2008, an increase of 8%. The increase is primarily attributable to increased service revenue as a result of an increase in our installed customer base and an increase in the service renewal rate of our existing customers.

Product revenue increased 2% from 2008 to 2009. We believe continued cautious spending by customers in response to the current economic conditions impacted our ability to significantly increase product revenue. A majority of our customers that buy our storage systems later add to their storage cluster. In 2009, reorders from existing customers represented approximately 77% of total revenue, compared to 79% in 2008. The average initial order size increased 5% from 2008 to 2009, while the average reorder size decreased 2% in the same comparative period. The overall average order size remained consistent year-over-year.

The revenue growth in 2009 as compared to 2008 has been driven by North American sales resulting from improving macroeconomic conditions in the latter half of 2009 as well as an improvement of business execution. The North American revenue growth is substantially offset by the decline in other international revenues, primarily comprised of Asia and EMEA, due to lagging economic condition improvements and challenges in business execution. We generated 26% of our total revenue in 2009 from international locations, compared to 32% in 2008. We plan to continue to expand into international locations and introduce our products in new markets directly and indirectly through channel partners.

In 2009, we derived 57% of our total revenue from indirect channels compared to 54% in 2008. The increase in indirect channel revenue was due to our focus on enhancing our relationships with our channel and distribution partners. No channel or distribution partner accounted for more than 10% of our revenue during 2009 or 2008. We plan to continue to expand our relationships with channel and distribution partners and over time expect the percent of revenue generated through the channel to grow.

Our customer base increased 29% from December 31, 2008 to December 31, 2009, and the number of new customers added in 2009 was 267, representing a 12% increase compared to 239 new customers added in 2008. We believe this increase is due, in part, to our focus on enhancing our relationships with our channel and distribution partners. In 2009 and 2008, no single customer accounted for more than 10% of our total revenue.

Services revenue includes support services for both our software and our hardware products. Services revenue increased $7.7 million, or 34%, to $30.2 million in 2009 from $22.5 million in 2008. The percentage of our total revenue derived from support services was 24% in 2009 compared to 20% in 2008. The increase in services revenue was a result of an increase in our customer base currently on service and maintenance contracts as well as an increase in the service renewal rate of our existing customers. Because a majority of our customers continue to renew their service contracts, as our installed customer base grows, we expect services revenue to continue to grow.

Gross Margin. Gross margin decreased two percentage points to 54% in 2009 from 56% in 2008. Gross margin for product revenue decreased five percentage points to 55% in 2009 from 60% in 2008. Three percentage points of this decrease was due to a non-cash inventory write down of $3.8 million recorded during the first quarter of 2009. This write down was the result of softening economic conditions as well as lower forecasted demand for some of our existing products due to the anticipated migration to a new suite of products announced in March 2009. The write down of inventory impacted both our gross margin from product revenue as well as our gross margin for services revenue. The remaining 2% decrease in gross margin for product revenue was the result of pricing pressure associated with the lagging economy during the first half of the year and certain component supply shortages resulting in higher costs, particularly in the first half of the year, offset slightly by an increase in our software application sales.

All of our software applications carry a higher gross margin than our overall product margin. During 2009, approximately 69% of our customers purchased one or more of our four software applications compared to approximately 57% in 2008. Additionally, 74% of our new customers purchased one or more of our software applications compared to 64% in 2008.

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

Gross margin for services revenue increased seven percentage points to 48% in 2009 from 41% in 2008. Services revenue includes support services for both our software and our hardware products and professional services fees. Software support provides customers with software updates, maintenance releases and patches, which have minimal costs. Hardware support includes Internet access to our technical knowledge database and to technical support personnel, service spares costs, and third-party costs in providing technical support. The increase in gross margin year over year was primarily driven by the increasing customer base and the economies of scale in the service organization as the overall customer base and resulting number of service contracts continues to grow. The increase in service margins was slightly offset by the previously mentioned inventory write-down.

As our customer base continues to grow, it will be necessary for us to continue to incur significant upfront expenditures on our customer service and support structure to support this growth. The rate at which we add new customers as well as the added complexity of managing spares inventory located in various geographic regions will affect the amount of these upfront expenditures. The timing of these additional expenditures could materially affect our cost of revenue, both in absolute dollars and as a percentage of total revenue, in any particular period and this could cause downward pressure on services and total gross margins. We believe that we will experience increases in gross margin as our supply chain reaches economies of scale and as software revenue, which has a higher gross margin, increases as a percentage of our total revenue.

Research and Development Expenses. Research and development expenses decreased $0.4 million, or 2%, to $23.7 million in 2009 from $24.0 million in 2008. The year over year decrease is primarily due to our execution on cost savings programs implemented in response to the challenges presented by the current economic environment offset by an increase in stock-based compensation expense during 2009. Stock-based compensation expense related to research and development increased to $1.6 million in 2009 from $1.2 million in 2008.

Sales and Marketing Expenses. Sales and marketing expenses decreased $1.8 million, or 4%, to $45.5 million in 2009 from $47.4 million in 2008 primarily as a result of our execution on cost savings programs implemented in response to the challenges presented by the current economic environment. In addition, there was a decrease in stock-based compensation expense. Stock-based compensation expense related to sales and marketing decreased to $1.9 million in 2009 from $2.3 million in 2008. These decreases were partially offset by an increase in commissions due to the increases in revenue.

General and Administrative Expenses. General and administrative expenses decreased $5.5 million, or 28%, to $14.2 million in 2009 from $19.7 million in 2008. The decrease year over year was primarily due to $3.1 million in professional service fees associated with our Audit Committee investigation and restatement of prior period financial results which was incurred during 2008. In addition, the decrease is due to our execution on cost savings programs implemented in response to the challenges presented by the current economic environment.

Restructuring Charges. In April 2009, we initiated a restructuring plan to reduce our operating expenses in response to the uncertainties associated with the deteriorating global economic business conditions. Under this plan, we reduced our workforce by approximately 10% and incurred $357,000 in expenses related to employee severance and related termination benefits. Of the total restructuring charges recorded, substantially all amounts were paid out prior to June 30, 2009. As a result of the reduction of our workforce, we have experienced a decrease in operating expenses during the second half of the year.

Legal Settlement. On October 24, 2009, we filed a stipulation of settlement providing for the settlement and dismissal of the class action. On November 2, 2009, the Court granted preliminary approval of the settlement. The settlement provides for a payment to the plaintiff class of $15.0 million, of which Isilon contributed $2.0 million and the balance was contributed by our insurers in December 2009. The amounts were paid into an escrow fund pending final court approval. The class action settlement is subject to final approval by the Court at a hearing scheduled for March 5, 2010.

Other Income (Expense), Net. Other income (expense), net decreased $1.3 million to $0.8 million in income in 2009 from $2.1 million in income in 2008. The decrease was entirely due to a decrease in our interest income resulting from a decline in market interest rates on our investments.

Fiscal 2008 Compared With Fiscal 2007

Revenue. Total revenue was $114.4 million in 2008 compared to $89.0 million in 2007, an increase of 29%. This growth was driven primarily by an increase in our customer base, reorders from our existing customer base, expanded product offerings and revenue from our recently established international markets, particularly in Asia, which were established in 2008.

Our customer base increased 35% from December 30, 2007 to December 31, 2008 and the number of new customers added in 2008 was 239, representing a 25% decrease compared to 320 new customers added in 2007. We believe this decrease was due, in part, to difficulties in our ability to obtain new customers during 2008 due to the uncertainty created by our internal investigation and related matters, including our delayed SEC filings and the status of our NASDAQ listing. A majority of our customers who buy our storage systems later add to their storage cluster. In 2008, reorders from existing customers represented approximately 79% of total revenue, compared to 58% in 2007. The average initial order size decreased 10% from 2007 to 2008, while the average reorder size increased 2% in the same comparative period. The overall average order size remained consistent year-over-year. In 2008, no single customer accounted for more than 10% of our total revenue, compared to 2007 when Eastman Kodak Company accounted for 10% of total 2007 revenue.

The growth in our revenue was also driven by new product introductions. In 2008 we introduced the X-series product line as well as our OneFS® 5.0 operating system. These new products offer new features and functionality that allow us to market to a broader array of customers.

We generated 32% of our total revenue in 2008 from other international locations, compared to 26% in 2007. We plan to continue to expand into international locations and introduce our products in new markets directly and indirectly through channel partners. In 2008, we derived 54% of our total revenue from indirect channels compared to 55% in 2007.

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

We experienced pricing pressures within our industry as the price per terabyte of storage decreases year over year. This downward pricing pressure is primarily due to the decreasing prices of disk drives and other industry standard hardware components. Depending on the product type, disk drives can represent approximately one-third of the product cost. Historically, disk drives have decreased in price approximately 30% from year to year. The decline in product prices that we experienced was more than offset by a greater percentage decrease in cost of product revenue on a per unit basis. This added to the overall increase in product gross margin year over year.

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

Other Income (Expense), Net. Other income (expense), net decreased $2.4 million to $2.1 million in income in 2008 from $4.5 million in income in 2007. The decrease was entirely due to a decrease in our interest income of $2.4 million related to a decrease in market interest rates on our investments as well as a lower cash, cash equivalents, and marketable securities balance.

Liquidity and Capital Resources

As of December 31, 2009, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $79.2 million. Our principal uses of cash historically have consisted of payroll and other operating expenses, purchases of inventory and purchases of property and equipment primarily to support the development of new products.

We have continued to expand our operations internationally. Our sales contracts may be denominated in United States dollars or other foreign currencies. However, our international sales and marketing operations incur expenses that are denominated in foreign currencies. Thus, as the United States dollar decreases in value against the local currencies where we have operations, our cash flows from operations are negatively affected. As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates. For the year ended December 31, 2009, the foreign currency effect on our cash and cash equivalents was an increase of $113,000, compared to a decrease of $176,000 for the year ended December 31, 2008 and an increase of $2,000 for the year ended December 30, 2007.

The following table shows our working capital and cash, cash equivalents and marketable securities as of the stated dates:

	As of
	December 31, 2009	December 31, 2008	December 30, 2007
	(In thousands)
Working capital	$67,715	$70,840	$87,251
Cash, cash equivalents and marketable securities	79,154	77,783	85,861

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended
	December 31, 2009	December 31, 2008	December 30, 2007
	(In thousands)
Net cash provided by (used in) operating activities	$2,116	$(2,193)	$(6,950)
Net cash used in investing activities	(15,199)	(2,758)	(53,870)
Net cash provided by (used in) financing activities	1,763	470	(82)

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly influenced by our cash expenditures incurred to support the growth of our business in areas such as research and development, sales and marketing and corporate administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other current assets and liabilities. Inventory turns are impacted by our product mix and the timing of orders from our customer base. Accounts receivable levels at year end are affected by the timing of orders from our customers during the fourth quarter.

Net cash provided by (used in) operating activities was $2.1 million, ($2.2) million, and ($7.0) million in 2009, 2008, and 2007, respectively. Net cash provided by operating activities in 2009 consisted primarily of our net loss of $18.9 million and a $6.4 million increase in accounts receivable, offset by a $10.6 million increase in deferred revenue, $5.9 million increase in depreciation and amortization expense, $5.8 million of stock based compensation expense, and a $6.8 million decrease in inventory.

Net cash used in operating activities in 2008 consisted primarily of our net loss of $25.1 million offset by a $9.0 million increase in deferred revenue, $6.3 million of depreciation and amortization expense, $5.9 million of stock based compensation expense, and a $5.7 million decrease in accounts receivable.

Net cash used in operating activities in 2007 consisted primarily of our net loss of $26.9 million offset by an $8.8 million increase in accounts payable and accrued liabilities, compensation payable and deferred rent, a $7.4 million increase in deferred revenue, $5.3 million of depreciation and amortization expense, and $4.0 million of stock-based compensation expense.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Net cash used in investing activities in 2009 was $15.2 million, comprised of $1.8 million of capital expenditures, primarily related to continued purchases of research and development lab equipment and $13.4 million of net purchases of marketable securities.

Net cash used in investing activities in 2008 was $2.8 million, comprised of $6.6 million of capital expenditures, primarily related to continued purchases of research and development lab equipment, offset by $3.8 million of net sales of marketable securities.

Net cash used in investing activities in 2007 was $53.9 million, comprised of net purchases of marketable securities of $46.6 million related to investing our initial public offering proceeds received in December 2006 in short-term investments and $7.3 million of capital expenditures, primarily related to additional lease expenditures and continued purchases of research and development lab equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.8 million in 2009, primarily related to cash proceeds from the issuance of common stock in connection with stock option exercises. Net cash used by financing activities was $470,000 in 2008 and net cash provided by financing activities were $82,000 in 2007. In 2007, we generated $1.1 million in net proceeds from issuance of common stock including through our Employee Stock Purchase Plan, which was offset by payments of offering costs of $1.1 million.

We believe that our $79.2 million of cash, cash equivalents, and marketable securities as of December 31, 2009, together with any cash flows from our operations, will be sufficient to fund our projected operating requirements for at least twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, our ability to achieve sustainable profitability, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2009:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$12,790	$3,432	$5,978	$3,380	$0
Purchase obligations(1)	3,363	3,363	—	—	—

Total	$16,153	$6,795	$5,978	$3,380	$0

(1)	We maintain, with our contract manufacturer, a rolling 90-day firm order for products it manufactures for us, and these orders may only be rescheduled or cancelled by its contract manufacturers under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The remaining amount on the open purchase order with our contract manufacturers at December 31, 2009, was $3.4 million.

Guarantees

In the ordinary course of business, we have entered into agreements with, among others, customers, value-added resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on historical experience and information known to us, as of December 31, 2009, we believe our exposure related to the above guarantees and indemnities at December 31, 2009 was not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2009 and December 31, 2008.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In October 2009, an accounting standard was issued that amends the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting, provided that the deliverables meet certain criteria. Additionally, the guidance provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We intend to adopt this guidance beginning January 1, 2010 and are currently evaluating the impact of the implementation on our consolidated financial statements.

In October 2009, an accounting standard was issued that amends the accounting rules addressing software revenue recognition for tangible products that contain both software and non-software components that function together to deliver the tangible product’s essential functionality. The guidance also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We intend to adopt this guidance beginning January 1, 2010 and are currently evaluating the impact of the implementation on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These sales and expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the euro, the British pound, the Japanese yen and, to a lesser extent, the Australian dollar, the Chinese yuan, the Canadian dollar and the Korean won. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of December 31, 2009, we had $0.9 million of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates.

Interest Rate Risk

We had a cash and cash equivalents balance of $23 million and marketable securities of $56 million as of December 31, 2009, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates. Investments in fixed rate, interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short-term maturities of our investments, anticipated declining interest rates will negatively impact our investment income. If overall interest rates had fallen by 10% in 2009, our interest income on cash and cash equivalents would have declined approximately $81,000, assuming consistent investment levels.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Isilon Systems, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of Isilon Systems, Inc. at December 31, 2009 and December 30, 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the schedule of valuation and qualifying accounts appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2009, 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Seattle, Washington

February 5, 2010

Isilon Systems, Inc.

Consolidated Balance Sheets

	As of
	December 31, 2009	December 31, 2008
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,135	$34,342
Marketable securities	56,019	43,441
Trade receivables, net of allowances of $314 and $250, respectively	20,824	14,436
Inventories	5,636	12,433
Other current assets	5,819	4,243

Total current assets	111,433	108,895

Property and equipment, net	6,660	11,295

Total assets	$118,093	$120,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,313	$9,779
Accrued liabilities	5,155	4,188
Accrued compensation and related benefits	6,828	5,879
Deferred revenue	24,421	18,209

Total current liabilities	43,717	38,055

Deferred revenue, net of current portion	13,380	8,954
Deferred rent, net of current portion	2,717	3,158

Total liabilities	59,814	50,167

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, par value $0.00001: 250,000 shares authorized; 64,965 and 63,885 shares issued and outstanding	1	1
Additional paid-in capital	205,192	197,685
Accumulated other comprehensive income (loss)	(373)	5
Accumulated deficit	(146,541)	(127,668)

Total stockholders’ equity	58,279	70,023

Total liabilities and stockholders’ equity	$118,093	$120,190

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31, 2009	December 31, 2008	December 30, 2007
	(In thousands, except per share data)
Revenue:
Product	$93,722	$91,946	$74,434
Services	30,189	22,476	14,564

Total revenue	123,911	114,422	88,998

Cost of revenue:
Product	41,861	36,775	33,761
Services(1)	15,719	13,213	8,975

Total cost of revenue	57,580	49,988	42,736

Gross profit	66,331	64,434	46,262

Operating expenses:
Research and development(1)	23,668	24,049	19,903
Sales and marketing(1)	45,538	47,363	42,595
General and administrative(1)	14,232	19,700	14,945
Restructuring charges	357	—	—
Legal Settlement	2,000	—	—

Total operating expenses	85,795	91,112	77,443

Loss from operations	(19,464)	(26,678)	(31,181)

Interest income and other	805	2,069	4,470

Loss before income tax expense	(18,659)	(24,609)	(26,711)
Income tax expense	(214)	(469)	(221)

Net loss	$(18,873)	$(25,078)	$(26,932)

Net loss per common share, basic and diluted	$(0.29)	$(0.40)	$(0.44)

Shares used in computing basic and diluted net loss per common share	64,362	63,318	61,514

(1) Includes stock-based compensation expense as follows:

Cost of services revenue	$253	$124	$149
Research and development	1,613	1,165	702
Sales and marketing	1,878	2,257	1,601
General and administrative	2,045	2,359	1,526

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.

Consolidated Statements of Changes in

Stockholders’ Equity and Comprehensive Loss

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 1, 2007	61,519	$1	$185,947	$(83)	$(75,658)	$110,207
Common stock issued in connection with exercise of stock options	1,534	—	782	—	—	782
Common stock issued in connection with Employee Stock Purchase Plan (ESPP)	46	—	365	—	—	365
Initial public offering expenses	—	—	(41)	—	—	(41)
Vesting of early-exercised stock options	—	—	223	—	—	223
Repurchase of shares of unvested common stock	(181)	—	—	—		—
Stock-based compensation expense	—	—	3,978	—	—	3,978
Comprehensive loss:
Net loss	—	—	—	—	(26,932)
Unrealized gain on marketable securities	—	—	—	94	—
Foreign currency translation adjustment	—	—	—	(87)	—

Total comprehensive loss						(26,925)

Balances as of December 30, 2007	62,918	$1	$191,254	$(76)	$(102,590)	$88,589

Common stock issued in connection with exercise of stock options	983	—	483	—	—	483
Vesting of early-exercised stock options	—	—	73	—	—	73
Repurchase of shares of unvested common stock	(16)	—	—	—		—
Stock-based compensation expense	—	—	5,875	—	—	5,875
Comprehensive loss:
Net loss	—	—	—	—	(25,078)
Unrealized gain on marketable securities	—	—	—	288	—
Foreign currency translation adjustment	—	—	—	(207)	—

Total comprehensive loss						(24,997)

Balances as of December 31, 2008	63,885	$1	$197,685	$5	$(127,668)	$70,023

Common stock issued in connection with exercise of stock options	713	—	866	—	—	866
Common stock issued in connection with ESPP	289	—	964	—	—	964
Exercise of warrants	78	—	—	—	—	—
Vesting of early-exercised stock options	—	—	71	—	—	71
Stock-based compensation expense	—	—	5,606	—	—	5,606
Comprehensive loss:
Net loss	—	—	—	—	(18,873)
Unrealized loss on marketable securities	—	—	—	(357)	—
Foreign currency translation adjustment	—	—	—	(21)	—

Total comprehensive loss						(19,251)

Balances as of December 31, 2009	64,965	$1	$205,192	$(373)	$(146,541)	$58,279

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2009	December 31, 2008	December 30, 2007
	(In thousands)
Cash flows from operating activities
Net loss	$(18,873)	$(25,078)	$(26,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,871	6,255	5,337
Amortization of discount on marketable securities	513	(112)	(182)
Stock-based compensation expense	5,789	5,905	3,978
Changes in operating assets and liabilities:
Accounts receivable, net	(6,394)	5,715	3,056
Inventories	6,798	(3,112)	(5,305)
Other current assets	(1,314)	1,370	(3,032)
Accounts payable	(2,278)	(1,624)	4,914
Accrued liabilities, compensation payable and deferred rent	1,365	(464)	3,857
Deferred revenue	10,639	8,952	7,359

Net cash provided by (used in) operating activities	2,116	(2,193)	(6,950)

Cash flows from investing activities
Purchases of property and equipment	(1,752)	(6,576)	(7,284)
Purchases of marketable securities	(72,022)	(53,359)	(71,581)
Proceeds from maturities of marketable securities	58,575	57,177	24,995

Net cash used in investing activities	(15,199)	(2,758)	(53,870)

Cash flows from financing activities
Proceeds from issuance of common stock	866	483	782
Proceeds from employee stock purchase plan	897	—	365
Repurchases of unvested common stock	—	(13)	(94
Payment of offering costs	—	—	(1,135)

Net cash provided by (used in) financing activities	1,763	470	(82)

Effect of exchange rate changes on cash and cash equivalents	113	(176)	2

Net decrease in cash and cash equivalents	(11,207)	(4,657)	(60,900)

Cash and cash equivalents at beginning of year	34,342	38,999	99,899

Cash and cash equivalents at end of year	$23,135	$34,342	$38,999

Supplemental disclosure of cash flow information:
Cash paid for income taxes	432	391	69
Non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	302	735	449
Additions to property and equipment provided by lessor	—	—	1,209
Unrealized gain (loss) on marketable securities	(357)	288	94

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Organization

Isilon Systems, Inc. (the “Company” or “Isilon”) designs, develops and markets scale-out network-attached storage (NAS) systems for storing and managing file-based data. The Company sells systems that generally include a software license, hardware, post-contract customer support and, in some cases, additional elements.

Significant Accounting Policies

Fiscal Year End

Through the end of 2007, the Company operated on a 52/53-week fiscal year ending on the Sunday closest to December 31. Accordingly, the Company’s fiscal year 2007 ended December 30, 2007. Beginning in fiscal 2008, the Company operates on a calendar year end with each fiscal year ending on December 31.

Accounting Principles

The consolidated financial statements and accompanying notes were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

An evaluation of subsequent events was performed through February 5, 2010, which is the date the financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates are inherent in the preparation of the consolidated financial statements and include accounting for revenue, the allowance for doubtful accounts, inventory valuation, the valuation allowance on deferred tax assets, and the measurement of stock-based compensation expense. Some of these estimates require difficult, subjective or complex judgment about matters that are uncertain. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with remaining maturities of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates market value, and consisted of the following:

	As of
	December 31, 2009	December 31, 2008
	(In thousands)
Bank deposits	$6,030	$10,384
Money market funds	14,709	22,858
Government agencies	2,396	1,100

	$23,135	$34,342

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of December 31, 2009
Commercial paper	$2,547	$—	$—	$2,547
Corporate bonds and notes	517	—	—	517
Government agencies	52,926	53	(24)	52,955

	$55,990	$53	$(24)	$56,019

As of December 31, 2008
Commercial paper	$497	$—	$—	$497
Corporate bonds and notes	2,403	—	(3)	2,400
Government agencies	40,160	385	(1)	40,544

	$43,060	$385	$(4)	$43,441

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts receivable. The allowance is determined by assessing individual accounts receivable over a specific age and amount and all other balances on a pooled basis based on historical collection experience and economic risk assessment. The Company’s allowance for doubtful accounts was $314,000 and $250,000 as of December 31, 2009 and December 31, 2008, respectively.

Inventories

Inventories consist of finished goods, service spares and evaluation units. Spares inventory consists of components and finished goods used to support the field services organization. Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method, and market value represents the lower of replacement cost or estimated net realizable value. Reserves for excess and obsolete inventory are established based on management’s analysis of inventory levels and future sales forecasts. Once established, the original cost of the Company’s inventory less the related inventory valuation reserve represents the new cost basis of these products. Inherent in the Company’s estimates of market value in determining inventory valuation reserves are estimates related to economic trends, future demand for the Company’s products and technological obsolescence of the Company’s products. If future demand or market conditions are less favorable than the Company’s projections, additional inventory valuation reserves could be required and would be reflected in cost of product and service revenue in the period in which the reserves are taken.

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

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. While the Company’s current operating and cash flow losses have historically been indicators of impairment, the Company believes that the future cash flows to be received from its long-lived assets will exceed their carrying value and, accordingly, has not recognized any impairment losses during the periods presented.

Concentration of Risks

The Company’s cash and cash equivalents are invested with financial institutions in deposits that, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses. During 2009 and 2008, no single customer accounted for more than 10% of the Company’s total revenue. During 2007, Eastman Kodak Company accounted for 10% of the Company’s total revenue. As of December 31, 2009 and December 31, 2008, one customer represented more than 10% of the Company’s net accounts receivable.

The Company is dependent on two contract manufacturers for its products, and certain key components in its products come from single or limited sources of supply.

Revenue Recognition

The Company derives its revenue from sales of its products and services. Product revenue consists of revenue from sales of hardware systems and software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

The Company’s software is integrated with industry standard hardware and is essential to the functionality of the integrated system product. The Company provides unspecified software updates and enhancements related to its products through service contracts. For all transactions involving the sale of software, the Company considers the multiple elements of the arrangement and account for revenue in accordance with relevant software revenue recognition guidance. The Company recognizes product revenue when it has entered into an arrangement with a customer, delivery has occurred, the fee is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is reasonably assured.

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

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time of shipment, the Company records revenue reserves for estimated sales returns and stock rotation arrangements. Sales returns and stock rotation reserves are estimated based on historical activity and expectations of future experience. The Company monitors and analyzes actual experience and adjusts these reserves on a quarterly basis.

From time to time, the Company enters into arrangements with customers that include acceptance criteria or other contingencies. In such instances, the Company defers all revenue on the arrangement until customer acceptance is obtained or the acceptance clause or contingency lapses.

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

Sales generally consist solely of hardware and software products and support services. The Company has established vendor specific objective evidence, or VSOE, for the fair value of our support services as measured by the renewal prices paid by its customers when the services are sold separately on a standalone basis. Sales may also include installation services. The Company has established VSOE of fair value for our installation services based on the price separately charged to its customers for the same or similar services. The Company uses the residual method to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the sales amount is recognized as product revenue. This product revenue is recognized upon delivery, based on freight terms, assuming all other criteria for recognition discussed above have been met. The fair value of support services is recognized as services revenue on the straight-line method over the term of the related support period, which is typically one to three years. The fair value of installation services is recognized upon completion of the installation.

Guarantees

In the ordinary course of business, the Company has entered into agreements with, among others, customers, value-added resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on historical experience and information known to the Company, it believes its exposure related to the above guarantees and indemnities was immaterial for each of the periods presented. In the ordinary course of business, the Company also enters into indemnification agreements with its officers and directors and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. It is not possible to determine the amount of the Company’s liability related to these indemnification agreements and obligations to its officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009 and December 31, 2008.

Research and Development

Research and development costs are expensed as incurred and primarily include personnel costs, prototype expenses, facilities costs and depreciation of equipment used in research and development.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Advertising costs are expensed as incurred. The Company incurred $17,000, $207,000 and $539,000 in advertising costs during the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

Operating Leases

Rent expense is recognized on the straight-line method over the term of the lease. The difference between rent expense (which includes the impact of escalation provisions and lease incentives, such as tenant improvements provided by lessors) and rent paid is recorded as deferred rent.

Income Taxes

Deferred income taxes are provided for under the asset and liability method. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized.

Foreign Currency Translation and Transactions

The Company considers the functional currency of each of its foreign subsidiaries to be the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange for the reporting period. The net gain or loss resulting from translation is shown as a foreign currency translation adjustment and included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation expense based on the estimated fair value of the stock option awards as of the grant or modification date. The Company estimates the fair value of stock option awards using the Black-Scholes option valuation model, which requires the input of subjective assumptions including the expected stock price volatility, the calculation of expected term, and the fair value of the underlying common stock on the date of grant, among other inputs. Stock compensation expense is recognized on a straight-line basis over each optionee’s requisite service period, which is generally the vesting period.

The Company bases its estimate of expected volatility on reported market value data for a group of publicly traded companies, which were selected from market indices that are believed would be indicators of its future stock price volatility, after consideration of their size, stage of lifecycle, profitability, growth, risk and return on investment. The Company calculates the expected term of its options using a blend of historical and forecasted data. The expected term for options is approximately four years.

Stock-based compensation expense is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant and this estimate is revised, if necessary, in subsequent periods. If the actual number of forfeitures differs from that estimated, adjustments may be required to stock-based compensation expense in future periods.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2009, December 31, 2008, and December 30, 2007, the Company recorded non-cash stock-based compensation expense of $5.8 million, $5.9 million, and $4.0 million, respectively. In future periods, stock-based compensation expense is expected to increase as the Company amortizes expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees. As of December 31, 2009, the Company’s total unrecognized compensation cost related to stock-based awards granted since January 2, 2006 to employees and non-employee directors was $11.6 million, which will be recognized over the weighted-average remaining requisite service period of 2.6 years. The Company recorded no tax benefit related to these options during the year ended December 31, 2009, since the Company currently maintains a full deferred tax asset valuation allowance.

Other Comprehensive Loss

Other comprehensive income (loss) (“OCI”) includes charges or credits to equity that are not the result of transactions with stockholders. This includes unrealized gains and losses on marketable securities and foreign currency translation adjustments. Amounts are reclassified from OCI into results of operations to the extent unrealized gains and losses become realized. During the years ended December 31, 2009, December 31, 2008 and December 30, 2007, no realized gains or losses were reclassified into results of operations.

Recent Accounting Pronouncements

In October 2009, an accounting standard was issued that amends the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting, provided that the deliverables meet certain criteria. Additionally, the guidance provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company intends to adopt this guidance beginning January 1, 2010 and is currently evaluating the impact of the implementation on its consolidated financial statements.

In October 2009, an accounting standard was issued that amends the accounting rules addressing software revenue recognition for tangible products that contain both software and non-software components that function together to deliver the tangible product’s essential functionality. The guidance also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company intends to adopt this guidance beginning January 1, 2010 and is currently evaluating the impact of the implementation on its consolidated financial statements.

2. Restructuring Charge

In April 2009, the Company initiated a restructuring plan to reduce its operating expenses in response to the uncertainties associated with the recent deterioration in the global economy. The restructuring plan consisted entirely of a reduction in workforce. As a result, during second quarter of 2009, the Company recorded a restructuring charge of $357,000. This charge consisted of employee severance, benefits, and related costs and was recorded as a separate component of operating expenses. Of the total restructuring charges recorded, substantially all amounts were paid out during the quarter ended June 30, 2009.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Legal Settlement

On October 24, 2009, the Company filed a stipulation of settlement providing for the settlement and dismissal of the class action. On November 2, 2009, the Court granted preliminary approval of the settlement. The settlement provides for a payment to the plaintiff class of $15.0 million, of which Isilon contributed $2.0 million and the balance was contributed by the Company’s insurers in December 2009. The amounts were paid into an escrow fund pending final court approval. The class action settlement is subject to final approval by the Court at a hearing scheduled for March 5, 2010.

4. Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period that are not subject to vesting provisions. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of unrestricted common shares and dilutive options and warrants to purchase common stock outstanding for the period, determined using the treasury-stock method.

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

	As of
	December 31, 2009	December 31, 2008	December 30, 2007
Options to purchase common stock	9,330,861	10,056,218	8,366,297
Common stock subject to vesting provisions	21,789	88,805	187,952
Warrants to purchase common stock	—	129,992	129,992

	9,352,650	10,275,015	8,684,241

5. Comprehensive Loss

Comprehensive loss is as follows:

	Twelve Months Ended December 31,
	2009	2008
	(In thousands)
Net loss	$(18,873)	$(25,078)
Unrealized gain (loss) on marketable securities	(357)	288
Foreign currency translation adjustment	(21)	(207)

Total comprehensive loss	$(19,251)	$(24,997)

6. Marketable Securities

The appropriate classification of marketable securities is determined at the time of acquisition and reevaluated as of each balance sheet date. At their date of acquisition, the Company’s marketable securities were classified as available-for-sale, and are reported at fair value with the related unrealized gains and losses included

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a separate component in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense), net. The fair value of marketable securities is based on quoted market prices. Realized and unrealized gains and losses are based on the specific identification method. The Company’s investments in marketable securities are diversified among high-credit quality securities in accordance with the Company’s investment policy.

Marketable securities totaled $56.0 million as of December 31, 2009, and consisted of investments in commercial paper, corporate bonds and notes, and U.S. government securities. There were no realized gains or losses on the sales of marketable securities for the year ended December 31, 2009.

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

Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including our marketable securities.

The Company’s cash equivalents and marketable securities instruments are classified within Level 1 and Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker-dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, commercial paper, and state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes, by major security type, and categorized using the fair value hierarchy, the Company’s assets that are measured at fair value in on a recurring basis (in millions) as of December 31, 2009 and 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
As of December 31, 2009
Cash Equivalents:
Money market fund	$14,709	$—
U.S. government agencies	—	2,396
Commercial paper	—	—

	$14,709	$2,396

Marketable securities:
U.S. government agencies	$—	$52,955
Corporate debt securities	—	517
Commercial paper	—	2,547

	$—	$56,019

As of December 31, 2008
Cash Equivalents:
Money market fund	$22,857	$—
U.S. government agencies	—	1,100
Commercial paper	—	—

	$22,857	$1,100

Marketable securities:
U.S. government agencies	$—	$40,544
Corporate debt securities	—	2,400
Commercial paper	—	497

	$—	$43,441

7. Inventories

The Company outsources the manufacturing of its products to contract manufacturers that assemble each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components.

At December 31, 2009, and December 31, 2008, component inventory, included in service inventory and finished goods, totaled $1.1 million and $1.0 million, respectively. Service inventory is also comprised of finished goods to support our field services organization. The Company reduces inventory to its estimated net realizable value by reserving for excess and obsolete inventories determined primarily based on historical usage, forecasted demand and evaluation unit conversion rate and age. Inventories have been reduced by $3.4 million to their estimated realizable value and $2.1 million as of December 31, 2009 and December 31, 2008, respectively.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2009, inventories were reduced by $3.8 million due to a non-cash write down. This write down was the result of softening economic conditions as well as lower forecasted demand for certain products due to the anticipated migration to a new suite of products announced in March 2009.

Inventories consisted of the following:

	As of
	December 31, 2009	December 31, 2008
	(In thousands)
Service goods	$2,728	$4,702
Finished goods	830	3,306
Evaluation units	2,078	4,425

	$5,636	$12,433

8. Property and Equipment

Property and equipment, net, consisted of the following:

	As of
	December 31, 2009	December 31, 2008
	(In thousands)
Software and computer equipment	$12,559	$18,219
Furniture, office equipment and other	6,250	7,705
Leasehold improvements	4,969	5,183

	23,778	31,107
Less: accumulated depreciation and amortization	(17,119)	(19,812)

	$6,659	$11,295

Depreciation and amortization expense was $5.8 million, $6.3 million, and $5.3 million for the years ended December 31, 2009, December 31, 2008, and December 30, 2007, respectively.

9. Stockholders’ Equity

Stock Option Exchange

On April 24, 2009, the Company commenced a tender offer pursuant to which non-officer and director holders of certain options with exercise prices greater than $5.15 per share could tender their options in exchange for a reduced number of new options to be granted under the 2006 Equity Incentive Plan based upon the following ratios:

Per Share Exercise Price of Eligible Options	New Options for Exchanged Options
$5.16 – $6.12	1 for 1.25
$6.13 – $12.20	1 for 1.50
$12.21 and higher	1 for 2.0

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The new options granted in connection with the Tender Offer are subject to the following terms and vesting schedules:

Year of Grant of Eligible Option	New Term (from New Grant Date)	Vesting Schedule for New Option (from New Grant Date)
2006	6 year term	1 year vesting schedule
2007	7 year term	2 year vesting schedule
2008	8 year term	3 year vesting schedule

The tender offer was completed on May 22, 2009, whereby options totaling 1,673,294 were exchanged for a total of 1,122,407 new options. The fair value of the new options granted was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the new options granted. The incremental compensation cost of the new options granted was measured as the excess of the fair value of the new options granted over the fair value of the old options immediately before cancellation. The incremental cost of the 1,122,407 options granted was $10,000.

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

Warrants

In September 2009, all remaining outstanding common stock warrants were exercised. The warrant holder elected to complete a net exercise of the warrants whereby no cash was received by the Company and the warrant holder received 77,800 shares of common stock.

Stock Options and Unvested Common Stock

The Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) in the fourth quarter of 2006, which provides for the grant of various equity awards. In conjunction with the Company’s initial public offering in December 2006, the shares that were available for grant under the Amended and Restated 2001 Stock Plan (the “2001 Plan”) became available for grant under the 2006 Plan. As of December 31, 2009, the Company’s 2006 Plan has a total of 9,818,790 shares of the Company’s common stock available for issuance to employees, officers, consultants and advisors of the Company. Generally, awards granted under the Plan vest four years from the date of grant and expire ten years from the date of grant.

The Company adopted an Employee Stock Purchase Plan (the “ESPP Plan”) in the fourth quarter of 2006. A total of 2,018,039 shares of the Company’s common stock have been reserved for sale under the ESPP Plan, of which 1,682,701 shares remain for issuance as of December 31, 2009. Under the ESPP Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of the Company’s common stock on the applicable purchase date, with purchases every six months. During 2009 the Company issued 289,300 shares under the ESPP Plan. In December 2009, the Company approved an amendment to the Company’s ESPP plan whereby beginning with the February 2010 offering, the employee purchase price per share is 85% of the fair market value of the Company’s common stock on either the applicable purchase date or the offering date, whichever is lower.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for cash received in consideration for the purchase of unvested shares of common stock or the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s consolidated balance sheets. As of December 31, 2009 and December 31, 2008, there were 21,789 and 88,805 unvested shares, respectively, of the Company’s common stock outstanding and $29,000 and $100,000, respectively, of related recorded liability.

Detail related to activity of unvested shares of common stock is as follows:

	Number of Unvested Shares Outstanding	Weighted-Average Exercise/Purchase Price
Balance as of January 1, 2007	921,292	$0.55
Vested	(552,345)	$0.43
Forfeited	(180,995)	$0.56

Balance as of December 30, 2007	187,952	$1.00
Vested	(83,169)	$0.91
Forfeited	(15,978)	$0.82

Balance as of December 31, 2008	88,805	$1.13
Vested	(67,016)	$1.06

Balance as of December 31, 2009	21,789	$1.34

Detail related to stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price
Balance as of January 1, 2007	6,753,969	$1.77
Options granted	5,030,876	$10.65
Options exercised	(1,534,272)	$0.51
Options forfeited	(1,884,276)	$6.65

Balance as of December 30, 2007	8,366,297	$6.24
Options granted	4,906,250	$4.55
Options exercised	(982,672)	$0.49
Options forfeited	(2,233,657)	$7.22

Balance as of December 31, 2008	10,056,218	$5.76
Options granted	3,836,864	$2.95
Options exercised	(712,650)	$1.22
Options forfeited	(3,849,571)	$7.90

Balance as of December 31, 2009	9,330,861	$4.07

The total intrinsic value for options exercised in the years ended December 31, 2009, December 31, 2008, and December 30, 2007 was $2.4 million, $4.2 million, and $13.6 million, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. During the years ended December 31, 2009, December 31, 2008, and December 30, 2007, the total grant date fair value of options vested was $4.6 million, $6.1 million, and $1.8 million, respectively.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about all stock options outstanding:

	As of December 31, 2009
Exercise Prices	Shares Subject to Options Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Total Intrinsic Value(1)
	(in thousands, except per share data)
$ 0.12 - 0.82	874,581	5.6	$0.52
1.35 - 4.40	4,359,978	8.4	2.76
4.76 - 4.94	2,559,365	8.6	4.76
5.04 - 5.75	611,783	8.1	5.23
5.78 - 12.21	566,154	7.7	8.89
13.00 - 25.79	359,000	7.3	14.02

$ 0.12 - 25.79	9,330,861	8.1	4.07	$26,002

Exercisable	3,201,495	5.1	4.47	$7,645

Vested and expected to vest	8,862,301	8.0	4.08	$24,653

(1)	The total intrinsic value represents the difference between the aggregate estimated fair value of the Company’s common stock issuable and the aggregate exercise price payable.

The fair value of each employee option grant for the years ended December 31, 2009, December 31, 2008, and December 30, 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended
	December 31, 2009	December 31, 2008	December 30, 2007
Risk-free interest rate	1.03% - 3.5%	1.26% - 3.5%	3.4% -5.1%
Expected term	4 years	4 years	4 years
Dividend yield	None	None	None
Volatility	46 - 53.6%	46 - 50%	39 - 44%

The Company determined that it is not practicable to calculate the volatility of its share price since the Company’s securities have been publicly traded for a limited period of time and the Company is a high-growth technology company whose future operating results are not comparable to its prior operating results. Therefore, the Company estimates its expected volatility based on reported market value data for a group of publicly traded companies, which it selected from certain market indices that the Company believes would be indicators of its future stock price volatility, after consideration of their size, stage of lifecycle, profitability, growth, and risk and return on investment. The Company uses the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term estimated by the Company.

The estimated weighted-average grant date fair value of options granted during the years ended December 31, 2009, December 31, 2008 and December 30, 2007, with exercise prices that equaled the estimated per share fair value of the Company’s common stock at the date of grant, was $1.19, $1.78 and $4.07, respectively.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

The domestic and foreign components of income (loss) before income tax expense were as follows:

	Year Ended
	December 31, 2009	December 31, 2008	December 30, 2007
	(In thousands)
Domestic	$(18,767)	$(25,000)	$(27,029)
Foreign	108	391	318

	$(18,659)	$(24,609)	$(26,711)

	December 31, 2009	December 31, 2008	December 30, 2007
	(In thousands)
Domestic—current and deferred	$—	$—	$—
Foreign—current and deferred	213	469	221

Total income tax expense	$213	$469	$221

The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Year Ended
	December 31, 2009	December 31, 2008	December 30, 2007
Income tax at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.0	0.3	3.5
Foreign tax rate differential	(0.4)	(0.6)	(0.7)
Permanent differences	1.7	(1.2)	(0.4)
Other	(0.3)	—	—
Stock compensation	(1.1)	(0.3)	0.2
Change in valuation allowance	(37.0)	(34.1)	(37.4)

Total	(1.1)%	(1.9)%	(0.8)%

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of
	December 31, 2009	December 31, 2008
	(In thousands)
Deferred tax assets, current:
Inventories	$484	$998
Accrued vacation	351	440
Deferred revenue	2,471	1,515
Other	1,968	1,509

Total gross deferred taxes, current	5,274	4,462

Deferred tax assets, non-current:
Net operating loss carryforwards	34,394	27,547
Capitalized research and development	3,986	4,925
Deferred revenue	1,057	632
Stock-based compensation	2,644	2,932
Deferred rent	(135)	—
Property and equipment	1,009	1,846
Other	18	—

Total gross deferred taxes, non-current	42,973	37,882

Gross deferred tax assets	48,247	42,344
Less: valuation allowance	(48,247)	(42,344)
Net deferred tax assets	$—	$—

As of December 31, 2009, the Company had total net operating loss carryforwards for federal and state income tax purposes of $142.3 million. As of December 31, 2009, the portion of the federal operating loss carryforwards which relates to stock option benefits is approximately $7.0 million, the benefit of which will be recorded to equity if realized for tax purposes. The benefits of net operating losses and other deferred tax assets are dependent upon future earnings, if any, the timing and amount of which are uncertain. A full valuation allowance has been recorded against the deferred tax assets as realization of these benefits is not reasonably assured on a more-likely-than-not basis. The valuation allowance increased by $5.9 million, $8.5 million and $9.9 million in the years ended December 31, 2009, 2008, and 2007, respectively. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2029. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined by Internal Revenue Code Section 382, over a three-year period.

The Company did not have any unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of accumulated deficit. The Company did not have any unrecognized tax benefits as of the years ended December 31, 2009, 2008 or 2007.

The Company elected to include interest on tax positions as a component of interest expense and penalties as a component of income tax expense. During the years ended December 31, 2009, 2008 and 2007, the Company recognized no interest and penalties.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company files income tax returns in the U.S. federal jurisdiction, various states, and various foreign jurisdictions. The tax years 2005-2009 remain open to examination by major taxing jurisdictions to which the Company is subject.

11. 401(k) Savings Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Through December 31, 2009, the Company had not made contributions to the plan.

12. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development and sale of network-attached storage (NAS) systems. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance and allocating resources. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the location of the end customer. The Company’s assets are primarily located in the United States of America and not allocated to any specific region; therefore, geographic information is presented only for total revenue. During 2009, the Company replaced the United States segment with a North America segment which includes Canada and Mexico. There have been immaterial reclassifications to the prior year balances in order to conform to the current year presentation.

The following presents total revenue by geographic region:

	Year Ended
	December 31, 2009	December 31, 2008	December 30, 2007
	(In thousands)
North America	$92,116	$77,383	$65,822
Asia	17,881	21,840	12,493
EMEA	13,914	15,199	10,683

Total	$123,911	$114,422	$88,998

The Company has recognized $88.7 million, $74.6 million and $64.9 million in revenue from customers in the United States for the years ended December 31, 2009, 2008 and 2007. The Company has recognized $35.2 million, $39.8 million and $24.1 million in revenue from customers outside of the United States for the years ended December 31, 2009, 2008 and 2007.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies

Leases

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses and expire through June 2014.

Minimum commitments under non-cancelable operating lease agreements as of December 31, 2009 were as follows (in thousands):

2010	$3,432
2011	3,134
2012	2,844
2013	2,322
2014	1,058

$12,790

Rent expense was $3.6 million, $3.3 million, and $2.9 million during the years ended December 31, 2009, December 31, 2008, and December 30, 2007, respectively.

Purchase Commitments

The Company typically maintains a rolling 90-day firm order with its contract manufacturers for products manufactured for the Company. These orders may only be rescheduled, modified or cancelled by the contract manufacturers under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The remaining amount on the open purchase orders with the contract manufacturers at December 31, 2009, was $3.4 million.

Legal

On November 1, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Isilon and certain of its current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, as well as under Sections 11, 12 and 15 of the Securities Act of 1933. Substantially similar complaints were filed later in the same court and all of these cases were subsequently consolidated. On April 18, 2008, lead plaintiffs filed a consolidated amended complaint against Isilon, certain of the Company’s current and former directors and officers, underwriters, and venture capital firms. The consolidated complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period December 16, 2006 to October 3, 2007. Plaintiffs allege that defendants violated the federal securities laws by issuing a false and misleading registration statement and prospectus in connection with the Company’s December 16, 2006 initial public offering and by thereafter misrepresenting the Company’s current and prospective business and financial results, thereby causing the Company’s stock price to be artificially inflated during the purported class period. Plaintiffs seek unspecified compensatory damages, interest, attorneys’ fees and costs, and injunctive relief.

On September 30, 2008, Isilon and the other defendants moved to dismiss the consolidated amended complaint. On December 29, 2008, the court granted in part and denied in part the motions. All claims against defendants Sequoia Capital (and related entities), Atlas Venture (and related entities) and Madrona Venture Group LLC were dismissed. The Section 12 claims were dismissed as against defendants Isilon, the Company’s

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

former CEO Steven Goldman, and the Company’s former CFO Stuart Fuhlendorf, as were the Section 10(b) claims against Isilon directors William Ruckelshaus and Matthew McIlwain. The Court denied the remainder of the defendants’ motions. All remaining defendants answered the complaint on January 30, 2009.

On October 24, 2009, the Company filed a stipulation of settlement providing for the settlement and dismissal of the class action. The settlement provides for a payment to the plaintiff class of $15.0 million, of which Isilon contributed $2.0 million and the balance was contributed by the Company’s insurers in December 2009. The amounts were paid into an escrow fund pending final court approval. On November 2, 2009, the Court granted preliminary approval of the settlement. The class action settlement is subject to final approval by the Court at a hearing scheduled for March 5, 2010.

On March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Isilon, against certain of the Company’s current and former directors and officers. Isilon is named as a nominal defendant. On April 17, 2008, the court consolidated these actions and appointed lead counsel. The derivative complaints arise out of many of the factual allegations at issue in the securities class action and generally allege that the individual defendants breached fiduciary duties owed to Isilon by publicly misrepresenting the Company’s business prospects and failing to properly account for certain revenues recognized in the fourth quarter of and the fiscal year ended December 31, 2006, and in the first and second quarters of fiscal 2007. The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses. Because the complaints are derivative in nature, they do not seek monetary damages from Isilon. However, the Company may be required to advance the legal fees and costs incurred by the individual defendents. On February 3, 2009, the derivative plaintiff filed an amended complaint. Defendants are to respond to the amended complaint by Febraury 11, 2010.

The Company is unable to predict the final outcome of these cases. If the court does not provide final approval of the settlement of the class action and the matter proceeds to trial and ultimately results in a court determination against the Company, it could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Company’s potential indemnity obligations to current and former officers and directors in the class action, the derivative action and in the SEC’s lawsuit against our former CFO could also result in significant liability to the extent that the advancement of fees and costs are not covered by the Company’s insurers and could have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Isilon Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Quarterly Results of Operations (unaudited)

Following is a summary of unaudited quarterly financial information for fiscal years 2009 and 2008.

	Condensed Consolidated Statement of Operations Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(In thousands, except per share data)
Year ended December 31, 2009
Total revenue	$37,531	$30,504	$28,991	$26,885
Gross profit	21,614	17,363	16,526	10,828
Total operating expenses	21,667	22,308	20,377	21,444
Loss from operations	(53)	(4,945)	(3,851)	(10,616)
Net income (loss)	140	(4,867)	(3,734)	(10,413)
Net income (loss) per common share, basic and diluted	$0.00	$(0.08)	$(0.06)	$(0.16)
Shares used in computing basic net income (loss) per common share	64,888	64,550	64,085	63,911
Shares used in computing diluted net income (loss) per common share	68,077	N/A	N/A	N/A

Net loss per common share, basic and diluted, for the four quarters of the fiscal year 2009 does not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Condensed Consolidated Statement of Operations Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(In thousands, except per share data)
Year ended December 31, 2008
Total revenue	$31,784	$30,332	$28,182	$24,124
Gross profit	18,159	17,346	16,034	12,895
Total operating expenses	22,475	22,502	22,449	23,686
Loss from operations	(4,316)	(5,156)	(6,415)	(10,791)
Net loss	(4,333)	(4,828)	(5,819)	(10,098)
Net loss per common share, basic and diluted	$(0.07)	$(0.08)	$(0.09)	$(0.16)
Shares used in computing basic and diluted net loss per common share	63,760	63,615	63,147	62,749

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act during the quarter ended December 31, 2009 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Our insider trading policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as a broker or an investment bank) who is not aware of material, nonpublic information at the time of the trade. On August 31, 2009, Sujal Patel, our CEO, entered into a Rule 10b5-1 trading plan pursuant to which shares of our common stock will be sold for his account from time to time in accordance with the provisions of the plan without any further action or involvement by Mr. Patel. On November 1, 2009, another executive entered into a Rule 10b5-1 trading plan, pursuant to which shares of our common stock will be sold for his or her account from time to time in accordance with the provisions of the plan without any further action or involvement by the executive.

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

Other information required by this Item will be included in our proxy statement and is incorporated by reference herein.

ITEM 11.	Executive Compensation

The information required by this Item will be included in our proxy statement and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our proxy statement and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be included in our proxy statement and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item will be included in our proxy statement and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)

1.	Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 51 of this report.

2.	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Charge to Cost and Expenses	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2009
Allowance for doubtful accounts	$250	$202	$(138)	$314
Income tax valuation allowance	42,344	5,903	—	48,247
Year ended December 31, 2008
Allowance for doubtful accounts	$324	$56	$(130)	$250
Income tax valuation allowance	33,866	8,478	—	42,344
Year ended December 30, 2007
Allowance for doubtful accounts	$501	$150	$(327)	$324
Income tax valuation allowance	23,933	9,933	—	33,866

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes thereto.

3.	Exhibits.

The following exhibits are incorporated by reference or filed herewith.

Exhibit Number		Incorporation by Reference Herein
	Description	Form	Date
3.1*	Amended and Restated Certificate of Incorporation of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

3.2*	Amended and Restated Bylaws of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

4.1*	Form of registrant’s common stock certificate.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

4.2*	Fourth Amended and Restated Investors’ Rights Agreement between the registrant and certain of its security holders dated July 19, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.1*	Form of Indemnification Agreement.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.2*	Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.3*	Form of Stock Option Agreement under the Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.4*	2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

Exhibit Number		Incorporation by Reference Herein
	Description	Form	Date

10.5*	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

10.6	2006 Employee Stock Purchase Plan, as amended and restated on December 17, 2009.

10.7*	Form of Subscription Agreement under the 2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

10.8*	Offer Letter with Steven Goldman dated July 17, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.9*	Offer Letter with Eric J. Scollard dated October 4, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.10*	Offer Letter with Mark L. Schrandt dated October 3, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.11*	Offer Letter with Brett G. Goodwin dated March 10, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.12*	Offer Letter with John W. Briant dated September 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.13*	Offer Letter with Stuart W. Fuhlendorf dated March 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.14*	Offer Letter with Thomas P. Pettigrew dated December 22, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.15*†	Manufacturing Services Agreement between the registrant and Sanmina-SCI Corporation dated February 17, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	December 14, 2006

10.16*	Office Lease between the registrant and Selig Holdings Company dated November 11, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.17*	First Amendment to Office Lease between the registrant and Selig Holdings Company dated December 2, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.18*	Second Amendment to Office Lease between the registrant and Selig Holdings Company dated August 4, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.19*	Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Exhibit Number		Incorporation by Reference Herein
	Description	Form	Date

10.20*	Amendment to Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.21*	Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 24, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.22*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 10, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.23*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 21, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.24*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 29, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.25*	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.26*	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.27*	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006

10.28*	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006

10.29*	Offer Letter with Gwen Weld dated June 5, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006

10.30*	Offer Letter with James Richardson dated October 2, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006

10.31*†	Offer Letter with Steven D. Fitz dated April 11, 2007.	Quarterly Report on Form 10-Q for the quarter ended July 1, 2007 (File 001-33196)	August 9, 2007

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

Exhibit Number		Incorporation by Reference Herein
	Description	Form	Date

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Previously filed.
†	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISILON SYSTEMS, INC.

By:	/S/ SUJAL PATEL
Sujal Patel
President, Chief Executive Officer and Director

Dated: February 5, 2010

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

Signature	Title	Date

/S/ SUJAL PATEL Sujal Patel	President, Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2010

/S/ WILLIAM RICHTER William Richter	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 5, 2010

/S/ ELLIOTT H. JURGENSEN, JR. Elliott H. Jurgensen, Jr.	Director	February 5, 2010

/S/ WILLIAM D. RUCKELSHAUS William D. Ruckelshaus	Chairman of Board of Directors and Director	February 5, 2010

/S/ BARRY J. FIDELMAN Barry J. Fidelman	Director	February 5, 2010

/S/ GREGORY L. MCADOO Gregory L. McAdoo	Director	February 5, 2010

/S/ MATTHEW S. MCLLWAIN Matthew S. Mcllwain	Director	February 5, 2010

/S/ PETER H. VAN OPPEN Peter H. van Oppen	Director	February 5, 2010

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporation by Reference Herein
		Form	Date
3.1*	Amended and Restated Certificate of Incorporation of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

3.2*	Amended and Restated Bylaws of the registrant.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

4.1*	Form of registrant’s common stock certificate.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

4.2*	Fourth Amended and Restated Investors’ Rights Agreement between the registrant and certain of its security holders dated July 19, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.1*	Form of Indemnification Agreement.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.2*	Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.3*	Form of Stock Option Agreement under the Amended and Restated 2001 Stock Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.4*	2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

10.5*	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

10.6	2006 Employee Stock Purchase Plan, as amended and restated on December 17, 2009.

10.7*	Form of Subscription Agreement under the 2006 Employee Stock Purchase Plan.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 24, 2006

10.8*	Offer Letter with Steven Goldman dated July 17, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.9*	Offer Letter with Eric J. Scollard dated October 4, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.10*	Offer Letter with Mark L. Schrandt dated October 3, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.11*	Offer Letter with Brett G. Goodwin dated March 10, 2002.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.12*	Offer Letter with John W. Briant dated September 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.13*	Offer Letter with Stuart W. Fuhlendorf dated March 29, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.14*	Offer Letter with Thomas P. Pettigrew dated December 22, 2003.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Exhibit Number	Description	Incorporation by Reference Herein
		Form	Date

10.15*†	Manufacturing Services Agreement between the registrant and Sanmina-SCI Corporation dated February 17, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	December 14, 2006

10.16*	Office Lease between the registrant and Selig Holdings Company dated November 11, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.17*	First Amendment to Office Lease between the registrant and Selig Holdings Company dated December 2, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.18*	Second Amendment to Office Lease between the registrant and Selig Holdings Company dated August 4, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.19*	Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.20*	Amendment to Venture Loan and Security Agreement between the registrant and Horizon Technology Funding Company LLC dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.21*	Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 24, 2004.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.22*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 10, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.23*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated March 21, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.24*	Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated June 29, 2005.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.25*	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

10.26*	Amendment to Loan Documents between the registrant and Silicon Valley Bank dated July 18, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	September 1, 2006

Exhibit Number	Description	Incorporation by Reference Herein
		Form	Date

10.27*	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006

10.28*	Warrant to Purchase Stock issued by registrant to Horizon Technology Funding Company III LLC, dated March 22, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	October 10, 2006

10.29*	Offer Letter with Gwen Weld dated June 5, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006

10.30*	Offer Letter with James Richardson dated October 2, 2006.	Registration Statement on Form S-1, as amended (File No. 333-137078)	November 9, 2006

10.31*†	Offer Letter with Steven D. Fitz dated April 11, 2007.	Quarterly Report on Form 10-Q for the quarter ended July 1, 2007 (File 001-33196)	August 9, 2007

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Previously filed.
†	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act of 1933.