Form 10-Q
period 2010-03-31
Isilon Systems, Inc.
filed 2010-04-23
CIK 1373671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 15, 2010, 65,238,976 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Isilon Systems, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Product	$29,877	$19,869
Services	9,377	7,016
Total revenue	39,254	26,885

Cost of revenue:
Product	11,469	11,183
Services (1)	3,463	4,874
Total cost of revenue	14,932	16,057

Gross profit	24,322	10,828

Operating expenses:
Research and development (1)	5,750	6,409
Sales and marketing (1)	12,719	11,142
General and administrative (1)	4,234	3,893
Total operating expenses	22,703	21,444

Income (loss) from operations	1,619	(10,616)

Other income (expense), net	(288)	299

Income (loss) before income tax expense	1,331	(10,317)

Income tax expense	(216)	(96)

Net income (loss)	$1,115	$(10,413)

Net income (loss) per share, basic	$0.02	$(0.16)

Net income (loss) per share, diluted	$0.02	$(0.16)

Shares used in computing basic net income (loss) per share	65,056	63,911

Shares used in computing diluted net income (loss) per share	69,096	63,911

(1) Includes stock-based compensation as follows:
Cost of revenue	$74	$48
Research and development	453	371
Sales and marketing	586	577
General and administrative	701	566

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.
Consolidated Balance Sheets
(unaudited)
(in thousands, except per share data)

	As of
	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$19,599	$23,135
Marketable securities	69,370	56,019
Trade receivables, net of allowances of $333 and $314, respectively	14,251	20,824
Inventories	6,239	5,636
Other current assets	5,691	5,819
Total current assets	115,150	111,433

Property and equipment, net	6,323	6,660
Total assets	$121,473	$118,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,806	$7,313
Accrued liabilities	5,343	5,155
Accrued compensation and related benefits	6,204	6,828
Deferred revenue	25,521	24,421
Total current liabilities	40,874	43,717

Deferred revenue, net of current portion	15,847	13,380
Deferred rent, net of current portion	2,594	2,717
Total liabilities	59,315	59,814

Stockholders' equity:
Common stock, par value $0.00001: 250,000 authorized; 65,202 and 64,965 shares issued and outstanding	1	1
Additional paid-in capital	208,029	205,192
Accumulated other comprehensive loss	(446)	(373)
Accumulated deficit	(145,426)	(146,541)
Total stockholders' equity	62,158	58,279
Total liabilities and stockholders' equity	$121,473	$118,093

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,115	$(10,413)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,161	1,647
Amortization and accretion of discount and premium on marketable securities	248	58
Stock-based compensation expense	1,814	1,562
Changes in operating assets and liabilities:
Accounts receivable, net	6,573	922
Inventories, net	(603)	5,379
Other current assets	52	(196)
Accounts payable	(3,550)	(173)
Accrued liabilities, compensation and deferred rent	(480)	(965)
Deferred revenue	3,566	1,617
Net cash provided by (used in) operating activities	9,896	(562)

Cash flows from investing activities:
Purchases of property and equipment	(821)	(1,024)
Purchases of marketable securities	(21,927)	(4,501)
Proceeds from maturities of marketable securities	8,304	12,800
Net cash provided by (used in) investing activities	(14,444)	7,275

Cash flows from financing activities:
Proceeds from exercise of stock options	463	27
Proceeds from employee stock purchase plan	573	341
Net cash provided by financing activities	1,036	368

Effect of exchange rate changes on cash	(24)	(50)

Net increase (decrease) in cash and cash equivalents	(3,536)	7,031
Cash and cash equivalents at beginning of period	23,135	34,342
Cash and cash equivalents at end of period	$19,599	$41,373

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 5, 2010.

These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include accounting for revenue, the allowance for doubtful accounts, inventory valuation, the valuation allowance for deferred tax assets, and the measurement of stock-based compensation expense. Some of these estimates require difficult, subjective or complex judgments about matters that are uncertain. Actual results could differ from those estimates.

Concentration of Risks

The Company’s cash and cash equivalents are invested with financial institutions in deposits that may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses. During the three months ended March 31, 2010 and 2009, no single customer represented more than 10% of total revenue.  As of March 31, 2010 and December 31, 2009, no one customer represented more than 10% of total net accounts receivable.

The Company is dependent on two contract manufacturers for its products, and certain key components in its products come from single or limited sources of supply.

Revenue Recognition

The Company derives its revenue from sales of its products and services. Product revenue consists of revenue from sales of hardware systems and software. The Company’s OneFS operating system software is integrated with industry standard hardware and is essential to the functionality of the integrated system product. The Company also sells optional software applications.  Substantially all of the Company’s products are sold in combination with services, which primarily consist of hardware and software support.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Hardware support includes Internet access to technical content through the Company's knowledge database, onsite repair or replacement of hardware in the event of breakage or failure, and telephone and Internet access to technical support personnel during the term of the support period. Software support includes software subscriptions which provide customers with rights to unspecified software updates and enhancements and to maintenance releases and patches released during the term of the support period, on a when and if available basis.  Installation services, when provided, are also included in services revenue.

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

In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met or the acceptance clause or contingency lapses. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Installation services revenue is recognized upon completion of the installation.

The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of optional software application products, (ii) sales of software bundled with hardware not essential to the functionality of the hardware, and (iii) sales of support services related to standalone software products.  For such transactions, the Company has established vendor specific objective evidence, or VSOE, for the fair value of support services as measured by the renewal prices paid by its customers when the services are sold separately on a standalone basis.  The Company uses the residual method to determine the amount of software product revenue to be recognized. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the sales amount is recognized as product revenue.

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have VSOE or third-party evidence of selling price (TPE); and
iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating after January 1, 2010. As a result of the adoption of this standard, revenue decreased and deferred revenue increased by approximately $200,000 during the three months ended March 31, 2010.  This guidance does not change the units of accounting for the Company’s revenue transactions. Most products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment.

For multi-element arrangements that include tangible products containing software essential to the tangible product’s functionality and undelivered software elements relating to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the newly adopted accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) VSOE, (ii) TPE and (iii) ESP.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The Company establishes VSOE of selling price for both support services, which is based on the renewal prices paid by the Company’s customers when the services are sold separately on a standalone basis, and installation services, which is based on the price separately charged to the Company’s customers for the same or similar services.  The Company is unable to obtain reliable TPE because of the unique nature of the Company’s products. The Company calculates ESP for hardware and software products using a method consistent with the way management prices and markets its products.  The ESP incorporates multiple factors that the Company considers in developing the ESPs for its products including the Company’s historical pricing practices, the costs incurred to manufacture the product, the nature of the customer relationship, and market trends. The Company expects to periodically review VSOE and ESP and to maintain internal controls over the establishment and updates of these estimates.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation expense based on the estimated fair value of the stock-based awards as of the grant or modification date. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock at the grant date.  The fair value of stock option awards is determined using the Black-Scholes option valuation model, which requires the input of subjective assumptions including the expected stock price volatility, the calculation of expected term, and the fair value of the underlying common stock on the date of grant, among other inputs. Stock compensation expense is recognized on a straight-line basis over each optionee’s requisite service period, which is generally the vesting period.

The Company bases its estimate of expected volatility on reported market value data for a group of publicly traded companies, which were selected from market indices that are believed would be indicators of its future stock price volatility, after consideration of their size, stage of lifecycle, profitability, growth, risk and return on investment as well as the Company’s own historical volatility. The Company calculates the expected term of its options using a blend of historical and forecasted data.

Stock-based compensation expense is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant and this estimate is revised, if necessary, in subsequent periods.  If the actual number of forfeitures differs from that estimated, adjustments may be required to stock-based compensation expense in future periods.

During the three months ended March 31, 2010 and 2009, the Company recorded non-cash stock-based compensation expense of $1.8 million and $1.6 million, respectively. As of March 31, 2010, total unrecognized compensation cost related to stock-based awards was $17.5 million, which will be recognized over the weighted-average remaining requisite service period of approximately 2.9 years. The Company recorded no tax benefit related to these options during the three months ended March 31, 2010 since a full valuation allowance is currently maintained on net deferred tax assets. In future periods, stock-based compensation expense is expected to increase as the Company records expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees.

Recent Accounting Pronouncements

In October 2009,  an accounting standard was issued that amends the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. In October 2009, another accounting standard was issued that amends the accounting rules addressing software revenue recognition for tangible products that contain both software and non-software components that function together to deliver the tangible product’s essential functionality.   As disclosed in our revenue recognition policy description above, the Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified beginning January 1, 2010.  As a result of the adoption of these standards, revenue decreased and deferred revenue increased by approximately $200,000 during the three months ended March 31, 2010.

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance is effective for the Company beginning the first quarter of fiscal year 2010. The adoption of this guidance did not have a significant impact on the Company’s financial statement disclosures.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

2. Legal Settlement

On October 24, 2009, the Company filed a stipulation of settlement providing for the settlement and dismissal of the class action.  On March 5, 2010, the Court granted final approval of the class action settlement and dismissed the case with prejudice.  Pursuant to the settlement, the plaintiff class was awarded $15.0 million, of which Isilon contributed $2.0 million. The balance of the settlement was contributed by the Company’s insurers.  The $2.0 million contributed by the Company was included in the results of operations and cash flows in 2009.

3. Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period, determined using the treasury-stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	As of March 31,
	2010	2009
Numerator
Net income (loss)	$1,115	$(10,413)
Denominator
Weighted average shares outstanding - basic	65,056	63,911
Dilutive effect of stock based awards	4,040	-
Weighted average shares outstanding – diluted	69,096	63,911
Basic net income (loss) per share	$0.02	$(0.16)
Diluted net income (loss) per share	$0.02	$(0.16)

For the three months ended March 31, 2010, approximately 2.3 million of common shares potentially issuable from stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.  For the three months ended March 31, 2009, approximately 10.1 million of common shares were excluded because the impact of all potentially dilutive securities outstanding was anti-dilutive.  As such, both basic and diluted net loss per common share were the same for the three months ended March 31, 2009.

 4. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Net income (loss)	$1,115	$(10,413)
Unrealized loss on marketable securities	(23)	(182)
Foreign currency translation adjustment	(49)	(68)
Total comprehensive income (loss)	$1,043	$(10,663)

5. Marketable Securities

The appropriate classification of marketable securities is determined at the time of acquisition and reevaluated as of each balance sheet date.  At their date of acquisition, the Company’s marketable securities were classified as available-for-sale, and are reported at fair value with the related unrealized gains and losses included as a separate component in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense), net. The fair value of marketable securities is based on quoted market prices, while realized and unrealized gains and losses are based on the specific identification method. The Company’s investments in marketable securities are diversified among high-credit quality securities in accordance with the Company’s investment policy.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Marketable securities totaled $69.4 million as of March 31, 2010 and consisted of investments in commercial paper, corporate bonds and notes, and U.S. government securities.  Other than those judged to be temporary, there were no realized gains, losses or declines in value on the sale of marketable securities for the three months ended March 31, 2010 and 2009.

The fair value of the Company’s marketable securities fluctuates based on changes in market conditions and interest rates; however, given their short-term maturities, management believes that these instruments are not subject to significant market or interest rate risk.  Investments in fixed rate, interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates.

Marketable securities consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of March 31, 2010
Commercial paper	$2,698	$—	$—	$2,698
Corporate bonds and notes	2,116	—	(3)	2,113
Government agencies	64,555	25	(21)	64,559
	$69,369	$25	$(24)	$69,370
As of December 31, 2009
Commercial paper	$2,547	$—	$—	$2,547
Corporate bonds and notes	517	—	—	517
Government agencies	52,926	53	(24)	52,955
	$55,990	$53	$(24)	$56,019

Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require companies  to develop their own assumptions. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its marketable securities.

The Company’s cash equivalents and marketable securities instruments are classified within Level 1 and Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker-dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, commercial paper, and state, municipal and provincial obligations, and U.S government agencies. Such instruments are generally classified within Level 2 of the fair value hierarchy.  There were no transfers between levels in the fair value hierarchy for the three months ended March 31, 2010.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table summarizes, by major security type, and categorized using the fair value hierarchy, the Company’s assets that are measured at fair value in on a recurring basis (in thousands) as of March 31, 2010 and December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of March 31, 2010	(Level 1)	(Level 2)
Cash Equivalents:
Money market fund	$8,424	$—
U.S. government agencies	—	2,800
Corporate debt securities	—	550
	$8,424	$3,350
Marketable securities:
U.S. government agencies	$—	$64,559
Corporate debt securities	—	2,113
Commercial paper	—	2,698
	$—	$69,370

As of December 31, 2009
Cash Equivalents:
Money market fund	$14,709	$—
U.S government agencies	—	2,396
	$14,709	$2,396
Marketable securities:
U.S. government agencies	$—	$52,955
Corporate debt securities	—	517
Commercial paper	—	2,547
	$—	$56,019

6. Inventories

The Company outsources the manufacturing of its products to contract manufacturers that assemble each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components.

Inventories consist of the following:

	As of
	March 31, 2010	December 31, 2009
	(in thousands)
Service inventory	$3,421	$2,728
Finished goods	1,136	830
Evaluation units	1,682	2,078
	$6,239	$5,636

At March 31, 2010 and December 31, 2009, component inventory, included in service inventory and finished goods, totaled $1.2 million and $1.1 million, respectively.  Service inventory is also comprised of finished goods to support our field services organization. The Company reduces inventory to its estimated net realizable value by reserving for excess and obsolete inventories determined primarily based on historical usage, forecasted demand and evaluation unit conversion rate and age. Inventories have been reduced to their estimated realizable value by $3.7 million and $3.4 million as of March 31, 2010 and December 31, 2009, respectively.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

During the first quarter of 2009, inventories were reduced by $3.8 million as the result of softening economic conditions as well as lower forecasted demand for certain products due to the anticipated migration to a new suite of products announced in March 2009.

7. Stockholders’ Equity

Stock Options

Detail related to stock option activity is as follows:

	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2009	9,330,861	$4.07
Options granted	2,891,759	$7.39
Options exercised	(152,581)	$3.03
Options cancelled/forfeited	(201,707)	$4.28
Balance as of March 31, 2010	11,868,332	$4.89

The total intrinsic value for options exercised during the three months ended March 31, 2010 and 2009, was $718,000 and $93,000, respectively, representing the difference between the estimated market value of our common stock underlying these options at the dates of exercise and the exercise prices paid.

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option pricing model and the following assumptions were used for the valuations of options granted to employees during the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Risk-free interest rate	1.6% - 1.7%	1.2% - 1.7%
Expected term	3.5 - 4 years	4 years
Dividend yield	None	None
Volatility	54%	51%

The estimated weighted-average grant date fair value of options granted during the three months ended March 31, 2010 and 2009 was $2.98 and $1.07, respectively.

During the three months ended March 31, 2010, the Company adopted an Amended and Restated Employee Stock Purchase Plan (the “ESPP”) whereby the employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of the Company’s common stock on either the applicable purchase date or the offering date, whichever is lower. The ESPP plan has a period of six months.  A total of 2,248,087 shares of our common stock have been reserved for sale under the ESPP. As of March 31, 2010, the total liability for the ESPP was $404,000 and is included in accrued compensation and related benefits.

Restricted Stock Units

During the three months ended March 31, 2010, the Company granted 86,490 restricted stock units (“RSUs”) to a group of its employees.  RSUs are stock awards entitling the holder to shares of common stock as the award vests. The Company measures the value of RSUs at fair value based on the number of shares granted and the quoted price of the Company’s common stock at the date of grant. The fair value is amortized, net of estimated forfeitures, as stock-based compensation expense over the vesting term of one to four years on a straight-line method. Total stock compensation expense related to RSUs during the three months ended March 31, 2010 was $68,000.  As of March 31, 2010, unrecognized compensation expense related to RSUs was approximately $564,000, which will be recognized over the remaining vesting term of the grants.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

8. Income Taxes

As of March 31, 2010, the Company had total net operating loss carryforwards for federal and state income tax purposes of $136 million. The benefits of net operating losses and other deferred tax assets are dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company's net deferred tax assets have been fully offset by a valuation allowance. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2029. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

For the three months ended, March 31, 2010 and 2009, the Company recorded income tax expense of $216,000 and $96,000, respectively, comprised primarily of foreign taxes. The actual expense recorded for each of these respective periods differs from the federal tax benefit at 34% primarily due to current tax expense in foreign jurisdictions and the valuation allowance applied to the deferred tax benefit of U.S. losses.

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

The following presents total revenue by geographic region:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
North America	$26,096	$20,718
Asia	6,700	3,751
Europe, Middle East, and Africa	6,458	2,416
Total	$39,254	$26,885

The Company recognized $24.5 million and $20.1 million in revenue from customers in the United States for the three months ended March 31, 2010 and 2009, respectively.  The Company recognized $14.8 million and $6.8 million in revenue from customers outside of the United States for the three months ended March 31, 2010 and 2009, respectfully.

10. Commitments and Contingencies

Purchase Obligations

The Company typically maintains with its contract manufacturers, a rolling 90-day firm order for products that they manufacture on the Company’s behalf.  These orders may only be rescheduled, modified, or cancelled by our contract manufacturers under certain circumstances. The remaining amount on the open purchase order with our contract manufacturers and other partners and suppliers at March 31, 2010 was approximately $4.6 million.

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

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

 On October 24, 2009, the Company filed a stipulation of settlement providing for the settlement and dismissal of the class action.  On March 5, 2010, the Court granted final approval of the class action settlement and dismissed the case with prejudice.  Pursuant to the settlement, the plaintiff class was awarded $15.0 million, of which Isilon contributed $2.0 million. The balance of the settlement was contributed by the Company’s insurers.  The $2.0 million contributed by the Company was included in the results of operations and cash flows in 2009.

On March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Isilon, against certain of the Company’s current and former directors and officers.  Isilon is named as a nominal defendant.  On April 17, 2008, the court consolidated these actions and appointed lead counsel.  The derivative complaints arise out of many of the factual allegations at issue in the securities class action and generally allege that the individual defendants breached fiduciary duties owed to Isilon by publicly misrepresenting the Company’s business prospects and failing to properly account for certain revenues recognized in the fourth quarter of and the fiscal year ended December 31, 2006, and in the first and second quarters of fiscal 2007.  The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature, they do not seek monetary damages from Isilon. However, the Company may be required to advance the legal fees and costs incurred by the individual defendants.  On February 3, 2009, the derivative plaintiff filed an amended complaint.  The parties have asked the court to extend the defendants' time to respond to the amended complaint until May 13, 2010.  The Company is unable to predict the final outcome of the derivative action.

The Company’s potential indemnity obligations to current and former officers and directors in the derivative action and in the SEC’s lawsuit against our former CFO could result in significant liability to the extent that the advancement of fees and costs or ultimate indemnity obligations are not covered by, or exceed, the available directors’ and officers’ insurance, and could have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding competitive environment and the health of the overall storage sector and impact of U.S. and global macro-economic conditions; the anticipated growth of file-based data; the expected demand for and benefits of our storage products; our future business plans and growth strategy; pricing pressures and fluctuations; our ability to improve existing products and to develop new and future products; our ability to attract new customers; our anticipated revenue and expenses; our ability to add value-added resellers and distributors and to sell our products domestically and internationally; our ability to realize operating leverage and realize efficiencies in our sales model by leveraging partners and distributors to sell to new and existing customers; seasonality in our business; anticipated results of potential or actual litigation or regulatory proceedings; our ability to manage our supply chain and improve operational efficiency; anticipated development or acquisition of intellectual property and resulting benefits; expected impacts of changes in accounting rules, including the impact on deferred tax benefits; the impact of governmental regulation; employee hiring and retention; the future payment of dividends, use of cash, cash needs and ability to raise capital; and potential liability from contractual relationships. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We believe our operations are more efficient and flexible because we outsource manufacturing and international back office functions, as well as certain support activities, which we believe will assist us in achieving and sustaining profitability.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management estimates and judgments about matters that are uncertain: revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation, and accounting for income taxes. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations. Although we believe that our estimates and judgments are reasonable under the circumstances, actual results may differ from those estimates. These critical accounting policies are consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

	Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands)
Revenue by type:
Product	$29,877	$19,869
Services	9,377	7,016
Total revenue	$39,254	$26,885

% revenue by type:
Product	76%	74%
Services	24	26
Total	100%	100%

Revenue by geography:
North America	$26,096	$20,718
Other International	13,158	6,167
Total revenue	$39,254	$26,885

% revenue by geography:
North America	66%	77%
Other International	34	23
Total	100%	100%

Revenue by sales channel:
Direct	$14,940	$13,242
Indirect	24,314	13,643
Total revenue	$39,254	$26,885

% revenue by sales channel:
Direct	38%	49%
Indirect	62	51
Total	100%	100%

Total revenue increased by $12.4 million, or 46%, for the three months ended March 31, 2010, from the comparable period in the prior year. This increase is attributable to international growth and significant increases in our indirect channel business and customer base.

 North America sales revenue increased 26% for the three months ended March 31, 2010, from the comparable period in the prior year. Other international sales revenue increased 113% for the three months ended March 31, 2010, from the comparable period in the prior year.  We plan to expand into additional international locations and introduce our products in new markets both directly and indirectly through channel partners.

During the three months ended March 31, 2010, we derived 62% of our total revenue from indirect channels compared to 51% in the comparable period in 2009.  The increase in indirect channel revenue was due to our focus on enhancing our relationships with our indirect channel and distribution partners.  No indirect channel or distribution partner accounted for more than 10% of our revenue during the three months ended March 31, 2010 and 2009. We plan to continue to expand our relationships with indirect channel and distribution partners and over time expect the percentage of revenue generated through the channel to grow.

Our customer base increased 54% from March 31, 2009 to March 31, 2010, and the number of new customers added during the three months ended March 31, 2010 was 74, bringing our total customer base to more than 1250.  We believe this increase is due, in part, to our focus on enhancing our relationships with our indirect channel and distribution partners who provide us with greater effective sales capacity. During the three months ended March 31, 2010 and 2009, no single customer accounted for more than 10% of our total revenue.

For the three months ended March 31, 2010, reorders from existing customers represented approximately 79% of total revenue, compared to 85% for the comparable period in the prior year.  The average initial order size increased 36% from the three months ended March 31, 2009 to March 31, 2010, while the average reorder size increased 18% in the same comparative period.

Product revenue increased $10.0 million, or 50% for the three months ended March 31, 2010 compared to the same period in the prior year primarily due to international growth, expansion of our indirect channel sales and increases in our customer base as previously mentioned.

Services revenue includes support services for both our software and our hardware products and professional service fees. Services revenue increased $2.4 million, or 34%, for the three months ended March 31, 2010 compared to the same period in the prior year.  The increase in services revenue was a result of an increase in our customer base currently on service and maintenance contracts. Since the majority of our customers continue to renew their services contracts, as our installed customer base grows we expect services revenue to continue to grow.  Services revenue as a percentage of total revenue decreased to 24% for the three months ended March 31, 2010 compared to 26% for the three months ended March 31, 2009 due to the significant growth of product revenue.

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

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Cost of revenue:
Product	$11,469	$11,183
Services	3,463	4,874
Total cost of revenue	$14,932	$16,057

Gross margin:
Product	62%	44%
Services	63	31
Total gross margin	62	40

Gross margin increased 22 percentage points to 62% for the three months ended March 31, 2010, from 40% for the comparable period of the prior year.  In the first quarter of 2009, we recorded an inventory write-down of $3.8 million, representing a14 percentage point decrease in gross margin. This write down was the result of softening economic conditions as well as lower than forecasted demand for some of our existing products due to the anticipated migration to a new suite of products announced in March 2009.  The write down of inventory impacted both our gross margin from product revenue as well as our gross margin for services revenue.  The remaining gross margin increase of 8 percentage points is the result of cost reductions implemented by management and economies of scale that we have gained as our customer base expands.

Gross margin for product revenue increased 18 percentage points for the three months ended March 31, 2010 from the comparable period in the prior year.  This increase in product revenue gross margin was primarily the result of the inventory write down previously discussed. Excluding the inventory write down, gross margin for product revenue increased 3 percentage points during the three months ended March 31, 2010 compared to the comparable period in the prior year.  This remaining increase was due to effective cost management and supply chain efficiencies.  This trend was primarily the result of cost reductions implemented by management which have exceeded the market cost per terabyte of storage.

We have experienced and expect to continue to experience pricing pressures within our industry as the price per terabyte of storage decreases year over year. This downward pricing pressure is primarily due to the decreasing prices of disk drives and other industry standard hardware components. Depending on the product type, disk drives can represent approximately one-third of the product cost. Historically, disk drives have decreased in price approximately 20% from year to year.

Gross margin for services revenue increased 32 percentage points for the three months ended March 31, 2010, compared to the comparable period in the prior year. Services revenue includes support services for both our software and our hardware products and professional services fees. Software support provides customers with software updates, maintenance releases and patches, which have minimal costs. Hardware support includes Internet access to our technical knowledge database and to technical support personnel, service spares costs, and third-party costs in providing technical support.  Excluding the effect of the inventory write-down, gross margin for services revenue increased 17 percentage points for the three months ended March 31, 2010 compared to the comparable period in the prior year. The increase in gross margin was primarily driven by our increasing customer base and the economies of scale in our service organization as the overall customer base and resulting number of service contracts continues to grow.

As our customer base continues to grow, it will be necessary for us to continue to make significant expenditures related to our customer service and support structure to support this growth. The rate at which we add new customers as well as the added complexity of managing spares inventory located in various geographic regions will affect the amount of these upfront investments. The timing of these additional expenditures could materially affect our cost of revenue, both in absolute dollars and as a percentage of total revenue, in any particular period.

Research and Development Expenses. Research and development expenses primarily include personnel costs, prototype expenses, facilities expenses and depreciation of equipment used in research and development. Research and development expenses are recorded when incurred. We are devoting substantial resources to the development of additional functionality for existing products and the development of new systems and software products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining and improving our competitive position. Although research and development expenses decreased from March 31, 2009 to March 31, 2010, we expect future research and development expenses to increase in total dollars, although we expect these expenses to decrease as a percentage of total revenue over the next several years.

	Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(dollars in thousands)
Research and development expenses	$5,750	$6,409	$(659)	(10)%
Percent of total revenue	15%	24%

Research and development expenses for the three months ended March 31, 2010 decreased $659,000 from the same period in the prior year primarily due to a decrease in salaries and benefits.  Research and development headcount was 119 at March 31, 2010 compared to 137 at March 31, 2009.  This decrease in headcount was primarily due to cost savings efforts including the implementation of our restructuring plan in the second quarter of 2009.  In addition to the decrease in salaries and benefits for the three month period ended March 31, 2010, depreciation expense decreased by $300,000 for the three months ended March 31, 2010 from the comparable period in 2009, as the result of lower capital expenditures incurred during the last several quarters.

Sales and Marketing Expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, professional services fees, trade shows, marketing programs, facilities and depreciation expenses. We plan to continue to invest heavily in sales and marketing by increasing the size of our field sales force and the number of our indirect channel partners to allow us to expand into existing and new geographic and vertical markets. We also plan to continue to invest in expanding our North America and other international sales and marketing activities and building brand awareness. We expect that sales and marketing expenses will increase in absolute dollars and remain our largest expense category.  However, we expect sales and marketing expenses to decrease as a percentage of total revenue in the future due to our expected growth and attainment of economies of scale. Generally, sales personnel are not immediately productive and thus sales and marketing expenses do not immediately result in revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become fully productive. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

	Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(dollars in thousands)
Sales and marketing expenses	$12,719	$11,142	$1,577	14%
Percent of total revenue	32%	41%

Sales and marketing expenses increased $1.6 million during the three month period ended March 31, 2010 as compared to the same period in the prior year primarily due to variable compensation and other related expenses driven by higher revenue.

General and Administrative Expenses. General and administrative expenses primarily include personnel costs; facilities expenses related to our executive, finance, human resources, information technology and legal organizations; bad debt expense; and public company related expenses and fees for professional services such as legal, accounting, compliance and information systems. Also included in general and administrative expenses are attorneys’ fees and costs related to our legal proceedings. We expect general and administrative expenses to continue to increase in total dollars although we expect these expenses to decrease as a percentage of total revenue over the next several years.

	Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(dollars in thousands)
General and administrative expenses	$4,234	$3,893	$341	9%
Percent of total revenue	12%	14%

General and administrative expenses increased by $341,000 for the three months ended March 31, 2010, compared to the comparable period in the prior year.  The increase was primarily due to an increase in professional service fees including legal and patent expenses and stock compensation offset slightly by a decrease in depreciation expense resulting from lower capital expenditures incurred during 2009.  The remaining expenses included in general and administrative expenses remained relatively flat for the three months ended March 31, 2010 compared to the comparable period in the prior year.

Other income (expense), net. Other income (expense), net includes interest income on cash, cash equivalents and marketable securities as well as foreign exchange gains and losses.

	Three Months Ended
	March 31,
	2010	2009	$ change
	(in thousands)
Other income (expense), net	$(228)	$299	$(527)

Other income (expense), net decreased by $527,000 for the three months ended March 31, 2010, compared to the comparable period in the prior year due to fluctuations in foreign exchange rates related to our accounts receivable denominated in foreign currencies slightly offset by an increase in our interest income resulting from an increase in market interest rates on our investments.

Liquidity and Capital Resources

As of March 31, 2010, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $89 million.  Our principal uses of cash historically have consisted of payroll and other operating expenses, purchases of inventory and purchases of property and equipment primarily to support the development of new products.

We have continued to expand our operations internationally. Our sales contracts may be denominated in United States dollars or other foreign currencies. However, our international sales and marketing operations incur expenses that are denominated in foreign currencies.  Thus, as the United States dollar decreases in value against the local currencies where we have operations, our cash flows from operations are negatively affected.  As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates.  For the three months ended March 31, 2010, the foreign currency effect on our cash and cash equivalents was a decrease of $24,000, compared to a decrease of $50,000 for the three months ended March 31, 2009.

The following table shows our working capital and cash, cash equivalents and marketable securities as of the stated dates:

	As of
	March 31, 2010	December 31, 2009
	(in thousands)
Working capital	$74,276	$67,715
Cash, cash equivalents and marketable securities	88,969	79,154

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$9,896	$(562)
Net cash provided by (used in) investing activities	(14,444)	7,275
Net cash provided by financing activities	1,036	368

Cash Flows from Operating Activities

Net cash provided by operating activities was $9.9 million for the three months ended March 31, 2010 as compared to net cash used in operating activities of $562,000 for the three months ended March 31, 2009.  The increase in cash flows from operations for the three months ended March 31, 2010 was primarily due to increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges.

Cash Flows from Investing Activities

Cash flows from investing activities relate to net maturities and purchases of marketable securities and capital expenditures to support our growth. Net cash used in investing activities during the three months ended March 31, 2010 was $14.4 million, comprised primarily of $13.6 million of net purchases of marketable securities.  Net cash provided by investing activities for the three months ended March 31, 2009 was $7.3 million, comprised of $8.3 million of net proceeds from maturities of marketable securities offset by $1.0 million of capital expenditures, in research and development lab equipment and purchases of computer and office equipment to support continued growth.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2010 was $1.0 million, and was entirely due to proceeds from the issuance of common stock in connection with the exercise of stock options as well as purchases under our Employee Stock Purchase Plan.  Net cash provided by financing activities during the three months ended March 31, 2009 was $368,000, and was primarily related to the proceeds from the issuance of common stock.

We believe that our $89 million of cash, cash equivalents and marketable securities at March 31, 2010 will be sufficient to fund our projected operating requirements for at least twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, our ability to achieve sustainable profitability, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

As of March 31, 2010, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2014. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

We maintain, with our contract manufacturer, a rolling 90-day firm order for products it manufactures for us, and these orders may only be rescheduled or cancelled by our contract manufacturers under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The remaining amount on the open purchase order with our contract manufacturers at March 31, 2010 was $4.6 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

 In October 2009,  an accounting standard was issued that amends the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. In October 2009, another accounting standard was issued that amends the accounting rules addressing software revenue recognition for tangible products that contain both software and non-software components that function together to deliver the tangible product’s essential functionality.   As disclosed in our revenue recognition policy description above, the Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified beginning January 1, 2010.  As a result of the adoption of these standards, revenue decreased and deferred revenue increased by approximately $200,000 during the three months ended March 31, 2010.

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance is effective for the Company beginning the first quarter of fiscal year 2010. The adoption of this guidance did not have a significant impact on the Company’s financial statement disclosures.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

A description of our quantitative and qualitative disclosures about market risks is set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 5, 2010.

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, to allow timely decisions regarding required disclosure. Based upon this evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of March 31, 2010.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 24, 2009, the Company filed a stipulation of settlement providing for the settlement and dismissal of the class action.  On March 5, 2010, the Court granted final approval of the class action settlement and dismissed the case with prejudice.  Pursuant to the settlement, the plaintiff class was awarded $15.0 million, of which Isilon contributed $2.0 million. The balance of the settlement was contributed by the Company’s insurers.  The $2.0 million contributed by the Company was included in the results of operations and cash flows in 2009.

On March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Isilon, against certain of the Company’s current and former directors and officers.  Isilon is named as a nominal defendant.  On April 17, 2008, the court consolidated these actions and appointed lead counsel.  The derivative complaints arise out of many of the factual allegations at issue in the securities class action and generally allege that the individual defendants breached fiduciary duties owed to Isilon by publicly misrepresenting the Company’s business prospects and failing to properly account for certain revenues recognized in the fourth quarter of and the fiscal year ended December 31, 2006, and in the first and second quarters of fiscal 2007.  The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature, they do not seek monetary damages from Isilon. However, the Company may be required to advance the legal fees and costs incurred by the individual defendants.  On February 3, 2009, the derivative plaintiff filed an amended complaint.  The parties have asked the court to extend defendants' time to respond to the amended complaint until May 13, 2010.   The Company is unable to predict the final outcome of the derivative action.

The Company’s potential indemnity obligations to current and former officers and directors in the derivative action and in the SEC’s lawsuit against our former CFO could result in significant liability to the extent that the advancement of fees and costs or ultimate indemnity obligations are not covered by, or exceed, the available directors’ and officers’ insurance, and could have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 1A. Risk Factors

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

We expect increased competition from other established and emerging companies, including companies such as networking infrastructure and storage management companies that provide complementary technology and functionality. In addition, third parties currently selling our products could market products and services that compete with ours. Some of our competitors, including EMC, Hewlett-Packard, NetApp, and Oracle have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances that include our competitors may emerge that could acquire significant market share. We expect these trends to continue and potentially accelerate as companies attempt to strengthen or maintain their market positions in this evolving industry and in the midst of continuing global economic challenges. In addition, we compete against internally developed storage solutions as well as combined third-party software and hardware solutions. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.

We have a history of losses and we may not be profitable in the future.

We have not been profitable in any fiscal year since we were formed. We experienced a net loss of $18.9 million in 2009, $25.1 million in 2008, and $26.9 million in 2007.  As of March 31, 2010, our accumulated deficit was $145 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including expenditures for additional sales and marketing and research and development personnel. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

Economic conditions in the United States and globally could adversely affect our business.

Our business is affected by global economic conditions.  Since at least mid-2007, global credit, financial and other markets in the U.S. and globally have suffered substantial stress, volatility, illiquidity and disruption. Such market conditions pose  risks to the overall economy as businesses and consumers may defer, delay or forgo purchases in response to negative financial or economic news and events which could affect demand for our products and services.  There could be a number of negative follow-on effects from such economic uncertainty on our business, including insolvency of key suppliers resulting in product delays and inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies.

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

 In early April 2009, we announced a company-wide reduction in force of approximately 10%.  This and other cost-saving initiatives were intended to improve our cost structure and path to sustainable profitability.  If economic conditions in the U.S. or globally worsened, we would need to evaluate whether further cost and workforce reductions are warranted, which could negatively impact our research and development efforts, our sale capacity and our relationships with customers and vendors.  Accordingly, adverse economic conditions in the U.S. and globally could negatively impact our operations, growth and competitive position in the marketplace.

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

·	the rates at which customers purchase additional storage systems from us and renew their service contracts with us;

·	the timing of recognizing revenue as a result of revenue recognition rules;

·	fluctuations in demand, sales cycles and prices for our products and services;

·	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

·	the timing of product releases, upgrades or announcements by us or our competitors;

·	any change in competitive dynamics, including new entrants or discounting of product prices;

·	our ability to control costs, including our operating expenses and the costs of the components we use in our products;

·	the possibility of seasonality of demand for our products;

·	volatility in our stock price, which may lead to higher stock compensation expenses as volatility is a key input in our fair value stock-based compensation measurement;

·	actual outcomes might differ from judgments, assumptions and estimates used in determining the carrying value of certain assets in our financial statements;

·	future accounting pronouncements and changes in accounting policies; and

·	geopolitical events such as war or incidents of terrorism.

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

Pending or future litigation could have a material adverse impact on our results of operation, financial condition and liquidity.

We are exposed to claims and litigation arising in the normal course of business.  We can neither quantify this exposure, generally, nor predict the impact on us as a result of any such claim or litigation, specifically.  Any litigation, regardless of the outcome, is time-consuming and expensive to resolve and can divert management time and attention.  We may incur expenses for indemnity or otherwise that are not covered by insurance.  There can be no assurance that such matters will be resolved in a manner that is not adverse to our business, financial condition, results of operations or cash flows.  See Note 3 to the consolidated financial statements for additional information with respect to currently pending legal matters.

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

We currently rely on two contract manufacturers. In August 2007, we established a contract manufacturing relationship with Flextronics International Ltd.    Since that time, we have utilized Flextronics to manufacture and assemble certain of our products, procure components for our systems and help manage our supply chain, perform testing and manage delivery of our products.  In September 2009, we entered into a master service agreement with Jabil Circuit, Inc. which provides for the manufacture and assembling of certain products, procuring components, helping manage our supply chain, performing testing and managing delivery of our products.

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

A significant portion of our expenses is directly related to the pricing of commoditized components utilized in the manufacture of our products, such as disk drives, memory, and CPUs. As part of our procurement model, we do not enter into long-term supply contracts for these components, but instead generally have our contract manufacturers purchase these components on our behalf. In some cases, our contract manufacturers do so in a competitive-bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by price volatility in the marketplace for these components, especially for disk drives. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. Furthermore, such components can be subject to limits on supply or other supply volatility which may negatively impact our ability to obtain quantities necessary to grow our business and respond to customer demand for our products.

We maintain relatively low inventory and acquire components only as needed; as a result, if there are shortages of these components, we may not be able to secure enough components to build new products to meet customer demand.

We attempt to maintain relatively low inventory and acquire components as needed and in accordance with component lead times, and as a result do not enter into long-term supply contracts for these components. As a result, our ability to respond to customer orders efficiently may be constrained by the then-current availability or terms and pricing of these components. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. For example, in the latter half of 2009, disk drives can represent a significant portion of our cost of revenue, and both the price and availability of various kinds of disk drives are subject to substantial volatility.  In the past, we have encountered situations where we paid higher prices than we had anticipated for disk drives or had to use a larger or smaller capacity drives as a replacement. For example, the industry experienced a shortage of selected memory supply, which negatively impacted our costs and reduced availability of key components. This delayed our ability to ship selected configurations to some of our customers, increased our costs, and in some cases accelerated a transition by us to other components. In addition, new generations of disk drives are often in short supply and are subject to industry allocations that may limit our ability to procure these disk drives. Many of the other components required to build our systems are occasionally in short supply and subject to industry allocations. As shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business, operating results and financial condition.

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

We derived approximately 34%, 26%, 32%, and 26% of our total revenue from customers outside of North America in the first quarter of 2010, and the fiscal years ending 2009, 2008, and 2007, respectively. We have sales and technical support personnel in several countries worldwide. We expect to continue to add personnel in additional countries.  Our various international operations subject us to a variety of risks, including:

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

A change in accounting standards or practices can have a significant effect on our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, although not yet currently required, we could be required, as soon as fiscal year 2015, to adopt International Financial Reporting Standards (“IFRS”) which are different than accounting principles generally accepted in the United States of America for our accounting and reporting standards.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in December 2006 through April 23, 2010, our stock price has fluctuated from a high of $28.50 to a low of $1.86.  Factors affecting the trading price of our common stock, some of which are outside our control, include:

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

As of March 31, 2010, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 60.5% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ISILON SYSTEMS, INC.
Date: April 23, 2010	By:	/s/ Sujal Patel
Sujal Patel
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ William Richter
William Richter
Vice President of Finance and Chief Financial Officer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer.

32.1‡	Section 1350 Certification of Chief Executive Officer.

32.2‡	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

‡	Furnished herewith.