Form 10-Q
period 2010-06-30
Isilon Systems, Inc.
filed 2010-07-23
CIK 1373671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No   ☒

As of July 15, 2010, 65,750,813 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements	Isilon Systems, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenue:
Product	$35,001	$21,827	$64,878	$41,696
Services	10,086	7,164	19,463	14,180
Total revenue	45,087	28,991	84,341	55,876

Cost of revenue:
Product	13,341	8,877	24,810	20,060
Services (1)	3,810	3,588	7,273	8,462
Total cost of revenue	17,151	12,465	32,083	28,522

Gross profit	27,936	16,526	52,258	27,354

Operating expenses:
Research and development (1)	6,102	5,837	11,852	12,246
Sales and marketing (1)	15,490	10,458	28,209	21,600
General and administrative (1)	3,915	3,725	8,149	7,618
Restructuring charges	-	357	-	357
Total operating expenses	25,507	20,377	48,210	41,821

Income (loss) from operations	2,429	(3,851)	4,048	(14,467)

Other income (expense), net	(283)	239	(571)	538

Income (loss) before income tax expense	2,146	(3,612)	3,477	(13,929)

Income tax expense	(133)	(122)	(349)	(218)

Net income (loss)	$2,013	$(3,734)	$3,128	$(14,147)

Net income (loss) per common share, basic	$0.03	$(0.06)	$0.05	$(0.22)

Net income (loss) per common share, diluted	$0.03	$(0.06)	$0.04	$(0.22)

Shares used in computing basic net loss per common share	65,497	64,085	65,278	63,998

Shares used in computing diluted net loss per common share	71,624	64,085	70,341	63,998

(1) Includes stock-based compensation as follows:
Cost of revenue	$107	$94	$181	$142
Research and development	618	483	1,071	854
Sales and marketing	859	344	1,445	921
General and administrative	511	425	1,212	991

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.
Consolidated Balance Sheets
(unaudited)
(in thousands, except per share data)

	As of
	June 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,499	$23,135
Marketable securities	81,319	56,019
Trade receivables, net	20,182	20,824
Inventories	6,952	5,636
Other current assets	9,388	5,819
Total current assets	136,340	111,433

Property and equipment, net	6,095	6,660
Total assets	$142,435	$118,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,160	$7,313
Accrued liabilities	6,235	5,155
Accrued compensation and related benefits	8,419	6,828
Deferred revenue	28,437	24,421
Total current liabilities	53,251	43,717

Deferred revenue, net of current portion	19,041	13,380
Deferred rent, net of current portion	2,420	2,717
Total liabilities	74,712	59,814

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, par value $0.00001: 250,000 authorized; 65,733 and 64,965 shares issued and outstanding	1	1
Additional paid-in capital	211,524	205,192
Accumulated other comprehensive loss	(389)	(373)
Accumulated deficit	(143,413)	(146,541)
Total stockholders' equity	67,723	58,279
Total liabilities and stockholders' equity	$142,435	$118,093

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,013	$(3,734)	$3,128	$(14,147)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,067	1,537	2,228	3,184
Amortization of discount on marketable securities	307	81	555	139
Stock-based compensation expense	2,095	1,346	3,909	2,908
Changes in operating assets and liabilities:
Accounts receivable, net	(5,931)	(2,080)	642	(1,158)
Inventories, net	(713)	1,026	(1,316)	6,405
Other current assets	(3,681)	227	(3,629)	31
Accounts payable	5,950	(1,830)	2,400	(2,003)
Accrued liabilities, compensation and deferred rent	2,782	1,438	2,302	473
Deferred revenue	6,111	1,320	9,677	2,937
Net cash provided by (used in) operating activities	10,000	(669)	19,896	(1,231)

Cash flows from investing activities:
Purchases of property and equipment	(423)	(247)	(1,244)	(1,271)
Purchases of marketable securities	(39,242)	(21,481)	(61,169)	(25,982)
Proceeds from sales and maturities of marketable securities	27,005	11,525	35,309	24,325
Net cash used in investing activities	(12,660)	(10,203)	(27,104)	(2,928)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,606	59	2,069	427
Proceeds from employee stock purchase plan	—	—	573	—
Net cash provided by financing activities	1,606	59	2,642	427

Effect of exchange rate changes on cash and cash equivalents	(46)	151	(70)	101

Net decrease in cash and cash equivalents	(1,100)	(10,662)	(4,636)	(3,631)
Cash and cash equivalents at beginning of period	19,599	41,373	23,135	34,342
Cash and cash equivalents at end of period	$18,499	$30,711	$18,499	$30,711

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Significant Accounting Policies

Organization

Isilon Systems, Inc. (the “Company” or “Isilon”) designs, develops and markets scale-out storage systems for storing and managing data. The Company sells systems that generally include a software license, hardware, post-contract customer support and, in some cases, additional elements.

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

These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2010.

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

The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses. During the three and six months ended June 30, 2010 and 2009, no single customer represented more than 10% of total revenue.  As of June 30, 2010 and December 31, 2009, no one customer represented more than 10% of total net accounts receivable.

The Company is dependent on two contract manufacturers for its products, and certain key components in its products come from single or limited sources of supply.

Revenue Recognition

The Company derives its revenue from sales of its products and services. Product revenue consists of sales of hardware systems and software. The Company’s OneFS operating system software is integrated with industry standard hardware and is essential to the functionality of the integrated system product. The Company also sells optional software applications.  Substantially all of the Company’s products are sold in combination with services, which primarily consist of hardware and software support.  Hardware support includes Internet access to technical content through the Company’s knowledge database, onsite repair or replacement of hardware in the event of breakage or failure, and telephone and Internet access to technical support personnel during the term of the support period. Software support includes software subscriptions which provide customers with rights to unspecified software updates and enhancements and to maintenance releases and patches released during the term of the support period, on a when and if available basis.  Installation services, when provided, are also included in services revenue.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The Company recognizes product revenue when it has entered into an arrangement with a customer, delivery has occurred, the fee is deemed fixed or determinable and free of significant contingencies and uncertainties, and collection is reasonably assured. On sales to channel partners, the Company evaluates whether fees are considered fixed or determinable by considering a number of factors, including the Company’s ability to estimate returns, the geography in which a sales transaction originates, payment terms and the Company’s relationship and past history with the particular channel partner. If fees are not considered fixed or determinable at the time of sale to a channel partner, revenue recognition is deferred until there is persuasive evidence indicating product has sold-through to an end-user.  Persuasive evidence of sell-through may include reports from channel partners documenting sell-through activity, copies of end-user purchase orders, data indicating an order has shipped to an end-user, cash payments or letters of credit guaranteeing cash payments or other similar information.

At the time of shipment, the Company records revenue reserves for estimated sales returns and stock rotation arrangements.  Sales returns and stock rotation reserves are estimated based on historical activity and expectations of future experience.  The Company monitors and analyzes actual experience and adjusts these reserves on a quarterly basis.

In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been deemed satisfied or the acceptance clause or contingency lapses. Hardware and software support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Installation services revenue is recognized upon completion of the installation. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

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

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating after January 1, 2010. As a result of the adoption of this standard, revenue decreased by approximately $450,000 and $650,000 during the three and six months ended June 30, 2010, respectively.  This guidance does not change the units of accounting for the Company’s revenue transactions. Most products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment.

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

The Company establishes VSOE of selling price for both support services, which is based on the renewal prices paid by the Company’s customers when the services are sold separately on a standalone basis, and installation services, which is based on the price separately charged to the Company’s customers for the same or similar services.  The Company is unable to obtain reliable TPE because of the unique nature of the Company’s products. The Company calculates ESP for hardware and software products using a method consistent with the way management prices and markets its products.  The ESP incorporates multiple factors that the Company considers in developing the ESPs for its products including the Company’s historical pricing practices, the costs incurred to manufacture the product, the nature of the customer relationship, and market trends. The Company periodically reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of optional software application products and (ii) sales of support services related to standalone software products.  For such transactions, the Company has established vendor specific objective evidence, or VSOE, for the fair value of support services as measured by the renewal prices paid by its customers when the services are sold separately on a standalone basis.  The Company uses the residual method to determine the amount of software product revenue to be recognized. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the sales amount is recognized as product revenue.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation expense based on the estimated fair value of the stock-based awards as of the grant or modification date. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock at the grant date.  The fair value of stock option awards is determined using the Black-Scholes option valuation model, which requires the input of subjective assumptions including the expected stock price volatility, the calculation of expected term, and the fair value of the underlying common stock on the date of grant, among other inputs. Stock compensation expense is recognized straight-line over each optionee’s requisite service period, which is generally the vesting period.

The Company bases its estimate of expected volatility on reported market value data for a group of publicly traded companies, which were selected from market indices that are believed would be indicators of its future stock price volatility, after consideration of their size, stage of lifecycle, profitability, growth, risk and return on investment as well as the Company’s own historical volatility. The Company calculates the expected term of its options using a blend of historical and forecasted company data.

Stock-based compensation expense is recorded net of estimated forfeitures. Forfeitures are estimated based on historical forfeiture rates at the time of grant and this estimate is revised, if necessary, in subsequent periods.  If the actual number of forfeitures differs from that estimated, adjustments may be required to stock-based compensation expense in future periods.

During the three and six months ended June 30, 2010 and 2009, the Company recorded non-cash stock-based compensation expense of $2.1 million and $3.9 million, and $1.3 million and $2.9 million, respectively. As of June 30, 2010, total unrecognized compensation cost related to stock-based awards was $17.5 million, which will be recognized over the weighted-average remaining requisite service period of approximately 2.9 years. The Company recorded no tax benefit related to these options during the three and six months ended June 30, 2010 and 2009 since a full valuation allowance is currently maintained on net deferred tax assets. In future periods, stock-based compensation expense is expected to increase as the Company records expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees.

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

2.  Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period, determined using the treasury-stock method.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator
Net income (loss)	$2,013	$(3,734)	$3,128	$(14,147)
Denominator
Weighted average shares outstanding - basic	65,497	64,085	65,278	63,998
Dilutive effect of stock based awards	6,127	-	5,063	-
Weighted average shares outstanding - diluted	71,624	64,085	70,341	63,998
Basic net income (loss) per share	$0.03	$(0.06)	$0.05	$(0.22)
Diluted net income (loss) per share	$0.03	$(0.06)	$0.04	$(0.22)

For the three and six months ended June 30, 2010, approximately 800,000 and 2.1 million of common shares potentially issuable from stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.  For the three and six months ended June 30, 2009, approximately 10.5 million and 10.3 million of common shares were excluded because the impact of all potentially dilutive securities outstanding was anti-dilutive.  As such, both basic and diluted net loss per common share were the same for the three and six months ended June 30, 2009.

3. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income (loss)	$2,013	$(3,734)	$3,128	$(14,147)
Unrealized gain (loss) on marketable securities	17	(22)	(6)	(204)
Foreign currency translation adjustment	39	84	(10)	16
Total comprehensive income (loss)	$2,069	$(3,672)	$3,112	$(14,335)

4. Marketable Securities

The appropriate classification of marketable securities is determined at the time of acquisition and reevaluated as of each balance sheet date.  At their date of acquisition, the Company’s marketable securities were classified as available-for-sale, and are reported at fair value with the related unrealized gains and losses included as a separate component in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense), net. The fair value of marketable securities is based on quoted market prices, broker-dealer quotations or alternative pricing sources with reasonable levels of price transparency while realized and unrealized gains and losses are based on the specific identification method. The Company’s investments in marketable securities are diversified among high-credit quality securities in accordance with the Company’s investment policy.

Marketable securities totaled $81.3 million as of June 30, 2010 and consisted of investments in commercial paper, corporate bonds and notes, and government securities.  There were no realized gains, losses or other than temporary declines in value on the marketable securities for the three and six months ended June 30, 2010 and 2009.

The fair value of the Company’s marketable securities fluctuates based on changes in market conditions and interest rates.   Fixed rate securities may have their market value adversely impacted due to rising interest rates. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates.  Given the short-term maturities of the Company’s investments, management believes that these instruments are not subject to significant market or interest rate risk.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Marketable securities consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of June 30, 2010
Commercial paper	$2,199	$—	$—	$2,199
Corporate bonds and notes	1,535	—	(5)	1,530
Government securities	77,564	28	(2)	77,590
	$81,298	$28	$(7)	$81,319
As of December 31, 2009
Commercial paper	$2,547	$—	$—	$2,547
Corporate bonds and notes	517	—	—	517
Government securities	52,926	53	(24)	52,955
	$55,990	$53	$(24)	$56,019

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

The Company’s cash equivalents and marketable securities instruments are classified within Level 1 and Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker-dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, commercial paper, and state, municipal and provincial obligations, and government agencies. Such instruments are generally classified within Level 2 of the fair value hierarchy.  There were no transfers between levels in the fair value hierarchy for the three and six months ended June 30, 2010.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table summarizes, by major security type, and categorized using the fair value hierarchy, the Company’s assets that are measured at fair value in on a recurring basis (in thousands) as of June 30, 2010 and December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of June 30, 2010	(Level 1)	(Level 2)
Cash Equivalents:
Money market fund	$6,368	$—
Government securities	—	5,405
	$6,368	$5,405
Marketable securities:
Government securities	$—	$77,590
Corporate debt securities	—	1,530
Commercial paper	—	2,199
	$—	$81,319

As of December 31, 2009
Cash Equivalents:
Money market fund	$14,709	$—
Government securities	—	2,396
	$14,709	$2,396
Marketable securities:
Government securities	$—	$52,955
Corporate debt securities	—	517
Commercial paper	—	2,547
	$—	$56,019

5. Inventories

The Company outsources the manufacturing of its products to contract manufacturers that assemble each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components.

Inventories consist of the following:

	As of
	June 30,	December 31,
	2010	2009
	(in thousands)
Service inventory	$3,597	$2,728
Finished goods	1,196	830
Evaluation units	2,159	2,078
	$6,952	$5,636

At June 30, 2010 and December 31, 2009, component inventory, included in service inventory and finished goods, totaled $1.4 million and $1.1 million, respectively.  Service inventory is also comprised of finished goods to support the Company’s field services organization. The Company reduces inventory to its estimated net realizable value by reserving for excess and obsolete inventories determined primarily based on historical usage, forecasted demand and evaluation unit conversion rate and age. Inventories have been reduced to their estimated realizable value by $3.8 million and $3.4 million as of June 30, 2010 and December 31, 2009, respectively.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

During the first quarter of 2009, the Company recorded an inventory write-down of $3.8 million as the result of softening economic conditions as well as lower forecasted demand for certain products due to the anticipated migration to a new suite of products announced in March 2009.

6. Stockholders’ Equity

Stock Options

Detail related to stock option activity is as follows:

	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2009	9,330,861	$4.07
Options granted	3,424,759	$8.25
Options exercised	(683,872)	$3.02
Options cancelled/forfeited	(395,400)	$4.95
Balance as of June 30, 2010	11,676,348	$5.33

The total intrinsic value for options exercised during the six months ended June 30, 2010 and 2009, was $6.2 million and $0.3 million, respectively, representing the difference between the estimated market value of our common stock underlying these options at the dates of exercise and the exercise prices paid.

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option pricing model and the following assumptions were used for the valuations of options granted to employees during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Risk-free interest rate	1.0% - 1.9%	1.2% - 2.3%	1.0% - 1.9%	1.2% - 2.3%
Expected term	2.5-3.5 years	2.5-4 years	2.5-3.5 years	2.5-4 years
Dividend yield	None	None	None	None
Volatility	54%	52% - 56%	54%	52% - 56%

The estimated weighted-average grant date fair value of options granted during the six months ended June 30, 2010 and June 30, 2009 was $5.12 and $1.06, respectively.

During the first quarter 2010, the Company adopted an Amended and Restated Employee Stock Purchase Plan (the “ESPP”) whereby employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of the Company’s common stock on either the applicable purchase date or the offering date, whichever is lower. The ESPP plan has a period of six months.  A total of 2,248,087 shares of the Company’s common stock have been reserved for sale under the ESPP. The total liability for the ESPP, for the purchase period commencing in February 2010, is $1.2 million as of June 30, 2010 and is included in accrued compensation and related benefits.

Restricted Stock Units

During the first quarter of 2010, the Company granted 86,490 restricted stock units (“RSUs”) to a group of its employees.  RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests. The Company measures the value of RSUs at fair value based on the number of shares granted and the quoted price of the Company’s common stock at the date of grant. The fair value is amortized, net of estimated forfeitures, as stock-based compensation expense over the vesting term of one to four years on straight-line method. Total stock compensation expense related to RSUs during the three and six months ended June 30, 2010 was $121,000 and $189,000.  As of June 30, 2010, unrecognized compensation expense related to RSUs was approximately $444,000, which will be recognized over the remaining vesting term of the grants.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

7. Income Taxes

As of June 30, 2010, the Company had total net operating loss carryforwards for federal and state income tax purposes of $133 million. The benefits of net operating losses and other deferred tax assets are dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by a valuation allowance. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2029. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

For the three and six months ended, June 30, 2010 and 2009, the Company recorded income tax expense of $133,000 and $349,000 and $122,000 and $218,000, respectively, comprised primarily of foreign taxes. The actual expense recorded for each of these respective periods differs from the federal statutory rate of 34% primarily due to the valuation allowance applied to the deferred tax benefit of U.S. losses, slightly offset by current tax expense in foreign jurisdictions.

8. Segment Information

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

The following presents total revenue by geographic region:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
North America	$33,228	$20,709	$59,324	$41,427
Asia	7,383	5,745	14,083	9,496
Europe, Middle East, and Africa	4,476	2,537	10,934	4,953
Total	$45,087	$28,991	$84,341	$55,876

The Company recognized $31.5 million and $56.0 million, and $19.8 million and $39.9 million in revenue from customers in the United States for the three and six months ended June 30, 2010 and 2009, respectively.  The Company recognized $13.6 million and $28.3 million, and $9.2 million and $16.0 million in revenue from customers outside of the United States for the three and six months ended June 30, 2010 and 2009, respectively.

9. Commitments and Contingencies

Purchase Obligations

The Company typically maintains with its contract manufacturers, a rolling 90-day firm order for products that they manufacture on the Company’s behalf.  These orders may only be rescheduled, modified, or cancelled by our contract manufacturers under certain circumstances. The remaining amount on the open purchase order with our contract manufacturers and other partners and suppliers at June 30, 2010 was approximately $5.1 million.

Isilon Systems, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Legal Proceedings

On March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Isilon, against certain of the Company’s current and former directors and officers.  Isilon is named as a nominal defendant.  On April 17, 2008, the court consolidated these actions and appointed lead counsel.  The derivative complaints generally allege that the individual defendants breached fiduciary duties owed to Isilon by publicly misrepresenting the Company’s business prospects and failing to properly account for certain revenues recognized in the fourth quarter of and the fiscal year ended December 31, 2006, and in the first and second quarters of fiscal 2007.  The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature, they do not seek monetary damages from Isilon. However, the Company may be required to advance the legal fees and costs incurred by the individual defendants.  On February 3, 2009, the derivative plaintiff filed an amended complaint.  By letter dated June 8, 2010 to the court, the parties reported that an agreement in principle had been reached to settle the derivative litigation and provided a signed Memorandum of Understanding.  The parties are preparing a formal request for court approval of the proposed settlement, and such joint motion and stipulation of settlement have not yet been filed with the court.

On September 14, 2009, the Securities and Exchange Commission filed a federal civil action against the former CFO of the Company alleging various violations of federal securities regulations related to the Company’s prior restatement of financial statements.  This matter is currently in an active discovery phase, and trial is set for April 2011.

Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its current and former officers and directors.  Although the Company maintains insurance coverage up to certain prescribed and contracted amounts related to these indemnification obligations, such coverage is subject to limitations under the respective policies.  In connection with the SEC’s civil action against our former CFO, the Company, pursuant to its indemnification obligations, has incurred and will likely continue to incur substantial expenses related to legal fees and expenses advanced to our former CFO.  The Company has also incurred and will likely continue to incur substantial legal fees and expenses on behalf of current and former employees, officers and directors who are potential witnesses in the civil action.

The Company’s potential indemnity obligations could result in significant liability to the Company and have a material adverse effect on the Company’s consolidated financial position, results of operations, and cash flows, to the extent that the advancement of fees and costs or ultimate indemnity obligations are not covered by, or exceed, the available directors’ and officers’ insurance.  Through June 30, 2010, we have been substantially reimbursed for such advances by our insurance carriers, however, our insurance coverage is restricted to certain prescribed and contracted amounts, and is subject to certain limitations.  The Company’s available directors’ and officers’ insurance for the respective policy period may be exhausted prior to the current trial setting.  All advances by us pursuant to our indemnification obligations are expensed as incurred.  To the extent that we believe we will receive reimbursements from our insurance carriers, such amounts are treated as a reduction in expense in the period in which it becomes estimable and probable that such reimbursement will be received.  Amounts payable for these matters are included in Accounts payable and Accrued liabilities as appropriate.  To the extent that these amounts are covered under our insurance policies, we record a receivable in Other current assets.

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

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We were founded in January 2001 to create a solution that addressed the unique challenges associated with the storage and management of file-based data. From January 2001 to January 2003, we were focused on designing and developing our OneFS® operating system software used in all of our storage systems. We began commercial shipments of our first systems in January 2003, and since then we have been focused on optimizing our solution to meet our customers’ needs and establishing development, manufacturing and marketing partnerships. Today, our solution includes a suite of systems, software and services.

We sell scale-out storage systems that consist of three or more storage nodes. Each node is comprised of our proprietary OneFS operating system software and industry standard hardware components integrated into a self-contained, rack-mountable chassis. Customers can scale our storage systems incrementally as their needs grow by purchasing additional nodes or clusters of nodes from us to enhance storage capacity, performance or both.

We believe our operations are more efficient and flexible because we outsource manufacturing and international back office functions, as well as certain support activities, which we believe will assist us in sustaining profitability.

We are headquartered in Seattle, Washington. Our personnel and operations are also located in Australia, Canada, China, France, Germany, Japan, Korea, Singapore, the United Kingdom and throughout the United States. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

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

Gross Margin. Our goal is to grow our gross margin to increase the profitability of our business. Some of the key factors affecting our gross margin are average sales prices of our systems, the revenue attributable to software applications as a percentage of total revenue, the rate at which our customers adopt our higher margin products, the timing of component cost reductions through product redesign, the timing of supplier cost reductions, the ability to manage inventory levels, the ability to control costs associated with servicing our customers and overall market conditions. We consider our ability to monitor and manage these factors to be a key aspect of expanding our profitability.

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

Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)
Revenue by type:
Product	$35,001	$21,827	$64,878	$41,696
Services	10,086	7,164	19,463	14,180
Total revenue	$45,087	$28,991	$84,341	$55,876

% revenue by type:
Product	78%	75%	77%	75%
Services	22	25	23	25
Total	100%	100%	100%	100%

Revenue by geography:
North America	$33,228	$20,709	$59,324	$41,427
Other International	11,859	8,282	25,017	14,449
Total revenue	$45,087	$28,991	$84,341	$55,876

% revenue by geography:
North America	74%	71%	70%	74%
Other International	26	29	30	26
Total	100%	100%	100%	100%

Revenue by sales channel:
Direct	$13,934	$12,398	$28,873	$25,640
Indirect	31,153	16,593	55,468	30,236
Total revenue	$45,087	$28,991	$84,341	$55,876

% revenue by sales channel:
Direct	31%	43%	34%	46%
Indirect	69	57	66	54
Total	100%	100%	100%	100%

Total revenue increased by $16.1 million, or 56%, and $28.5 million, or 51% for the three and six months ended June 30, 2010, from the comparable periods in the prior year. This increase is primarily attributable to significant increases in our indirect channel business and customer base.

North American sales revenue increased 60% and 43% for the three and six months ended June 30, 2010, from the comparable periods in the prior year. Other international sales revenue increased 43% and 73% for the three and six months ended June 30, 2010, from the comparable periods in the prior year.  Although we experienced significant growth in other international revenue year over year, we experienced a decline in other international revenue from the three months ended March 31, 2010 to the three months ended June 30, 2010, primarily due to declining sales in EMEA as a result of uncertain economic conditions. We plan to continue to expand into additional international locations and introduce our products in new markets both directly and indirectly through channel partners.

During the three and six months ended June 30, 2010, we derived 69% and 66% of our total revenue from indirect channels compared to 57% and 54% in the comparable periods in 2009.  The increase in indirect channel revenue is due to our focus on enhancing our relationships with indirect channel and distribution partners.  No indirect channel or distribution partner accounted for more than 10% of our revenue during the three and six months ended June 30, 2010 and 2009. We plan to continue to expand our relationships with indirect channel and distribution partners and over time expect the percentage of revenue generated through indirect channels to grow.

Our customer base increased 32% from June 30, 2009 to June 30, 2010, and the number of new customers added during the three and six months ended June 30, 2010 was 97 and 171, respectively, bringing our total customer base to approximately 1,360.  This increase is due, in part, to our focus on enhancing our relationships with our indirect channel and distribution partners who provide us with greater effective sales capacity. During the three and six months ended June 30, 2010 and 2009, no single customer accounted for more than 10% of our total revenue.

For the three and six months ended June 30, 2010, reorders from existing customers represented approximately 72% and 72% of product revenue, respectively, compared to 69% and 70% for the comparable periods in the prior year.  The average initial order size increased 5% from the six months ended June 30, 2009 to June 30, 2010, while the average reorder size increased 23% in the same comparative period.

Product revenue increased $13.2 million, or 60%, for the three months ended June 30, 2010 compared to the same period in the prior year primarily due to significant growth in North America, the expansion of our indirect channel sales and increases in our customer base as previously noted.  North American product revenue increased by $10 million from the three months ended June 30, 2009 to the three months ended June 30, 2010.  Product revenue increased $23.2 million, or 56%, for the six months ended June 30, 2010 compared to the same period in the prior year due to both North American and other international growth, the expansion of our indirect channel sales and increases in our customer base as previously noted.  North American product revenue increased by approximately $12 million and other international product revenue increased by approximately $11 million from the six months ended June 30, 2009 to the six months ended June 30, 2010.

Services revenue includes support services for both our software and our hardware products. Services revenue increased $2.9 million, or 41%, and $5.3 million, or 37%, for the three and six months ended June 30, 2010 compared to the same periods in the prior year.  These increases in services revenue are the result of an increase in our customer base currently on service and maintenance contracts. Since many of our customers continue to renew their services contracts, as our installed customer base grows we expect services revenue to continue to grow.  Services revenue as a percentage of total revenue decreased to 22% and 23% for the three and six months ended June 30, 2010 compared to 25% and 25% for the three and six months ended June 30, 2009 due to the significant growth of product revenue.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)
Cost of revenue:
Product	$13,341	$8,877	$24,810	$20,060
Services	3,810	3,588	7,273	8,462
Total cost of revenue	$17,151	$12,465	$32,083	$28,522

Gross margin:
Product	62%	59%	62%	52%
Services	62	50	63	40
Total gross margin	62%	57%	62%	49%

Gross margin increased 5 percentage points to 62% and 13 percentage points to 62% for the three and six months ended June 30, 2010, from 57% and 49% for the comparable periods of the prior year.  In the first quarter of 2009, we recorded an inventory write-down of $3.8 million, representing a 7 percentage point decrease in gross margin for the six months ended June 30, 2009. This write down was the result of softening economic conditions as well as lower than forecasted demand for some of our existing products due to the anticipated migration to a new suite of products announced in March 2009.  The write down of inventory impacted both our gross margin from product revenue as well as our gross margin for services revenue.  The remaining gross margin increase of 6 percentage points for the six months and the increase of 5 percentage points for the three months ended June 30, 2010, is the result of cost reductions implemented by management that have outpaced the market demand in the cost per unit of storage and economies of scale that we have gained as our customer base expands.

Gross margin for product revenue increased 3 and 10 percentage points for the three and six months ended June 30, 2010 from the comparable periods in the prior year.  Excluding the inventory write down previously discussed, gross margin for product revenue increased 3 percentage points during each of the three and six months ended June 30, 2010 compared to the comparable periods in the prior year.  This remaining increase was due to effective cost management and supply chain efficiencies.  This trend was primarily the result of cost reductions implemented by management which have exceeded the market cost per terabyte of storage.

We have experienced, and expect to continue to experience, pricing pressures within our industry as the price per terabyte of storage decreases year over year. This downward pricing pressure is primarily due to the decreasing prices of disk drives and other industry standard hardware components. Depending on the product type, disk drives can represent approximately one-third of product cost. In the vast majority of historical periods, however, significant increases in market demand for storage capacity has outpaced price per terabyte declines, resulting in overall data storage market growth.

Gross margin for services revenue increased 12 and 23 percentage points for the three and six months ended June 30, 2010, compared to the comparable periods in the prior year. Services revenue includes support services for both our software and our hardware products and professional services fees. Software support provides customers with software updates, maintenance releases and patches, which have minimal direct costs. Hardware support includes Internet access to our technical knowledge database and to technical support personnel, service spares costs, and third-party costs in providing support.  Excluding the effect of the inventory write-down previously discussed, gross margin for services revenue increased 12 and 5 percentage points for the three and six months ended June 30, 2010 compared to the comparable periods in the prior year. The increase in gross margin was primarily driven by our increasing customer base and the economies of scale in our service organization as the overall customer base and resulting number of service contracts continues to grow.

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

	Three Months Ended				Six Months Ended
	June 30,	June 30,			June 30,	June 30,
	2010	2009	$ change	% change	2010	2009	$ change	% change
	(in thousands)				(in thousands)
Research and development expenses	$6,102	$5,837	$265	5%	$11,852	$12,246	$(394)	(3	) %
Percent of total revenue	14%	20%			14%	22%

Research and development expenses increased by $265,000 or 5% for the three months ended June 30, 2010 from the same period in the prior year primarily due to increases in stock-based compensation, professional services and investments in our products, partially offset by a decrease in depreciation expense resulting from lower capital expenditures incurred during the last several quarters.

Research and development expenses decreased by $394,000 or 3% for the six months ended June 30, 2010 from the same period in the prior year.  The decrease is primarily due to a decrease in salaries and benefits of $425,000 resulting from the implementation of our restructuring plan in the second quarter of 2009, and a decrease in depreciation expense of $550,000.  These decreases are partially offset by increases in stock-based compensation expense of $200,000, professional services of $175,000, and investments in our business of $150,000.

Sales and Marketing Expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, professional services fees, trade shows, marketing programs, facilities and depreciation expenses. We plan to continue to invest heavily in sales and marketing by increasing the size of our field sales force and the number of our indirect channel partners to allow us to expand in existing and into new geographic and vertical markets. We also plan to continue to invest in expanding our North American and international sales and marketing activities and building brand awareness. We expect that sales and marketing expenses will increase in absolute dollars and remain our largest expense category.  However, we expect sales and marketing expenses to decrease as a percentage of total revenue in the future due to our expected growth and attainment of economies of scale. Generally, sales personnel are not immediately productive and thus sales and marketing expenses do not immediately result in revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become fully productive. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

	Three Months Ended				Six Months Ended
	June 30,	June 30,			June 30,	June 30,
	2010	2009	$ change	% change	2010	2009	$ change	% change
	(in thousands)				(in thousands)
Sales and marketing expenses	$15,490	$10,458	$5,032	48%	$28,209	$21,600	$6,609	31%
Percent of total revenue	34%	36%			33%	39%

Sales and marketing expenses increased $5.0 million or 48%, and $6.6 million or 31% during the three and six month periods ended June 30, 2010 as compared to the same periods in the prior year primarily due to variable compensation driven by increased sales.  Variable compensation increased by $3.0 million and $4.0 million in the three and six months ended June 30, 2010 from the comparable periods in the prior year.  There were also increases in stock-based compensation of $515,000 and $525,000 and increases in salaries expense of $625,000 and $700,000 for the three and six months ended June 30, 2010 from the comparable periods in the prior year resulting from increased headcount.   Sales and marketing headcount increased from 137 at June 30, 2009 to 157 at June 30, 2010.  The remaining increases are the result of trade shows and similar advertising, travel expenses and professional services.

General and Administrative Expenses. General and administrative expenses primarily include personnel costs; facilities expenses related to our executive, finance, human resources, information technology and legal organizations; bad debt expense; and public company related expenses and fees for professional services such as legal, accounting, compliance and information systems.

For the three and six months ended June 30, 2010, general and administrative expenses also included attorneys’ fees and costs related to our legal proceedings, including the SEC’s civil action against our former CFO.   As more fully described in note 9 to our consolidated financial statements, discovery in this matter is active and the matter is currently set for trial in April 2011.  In connection with this matter, we have incurred and will likely continue to incur substantial expenses related to legal fees and expenses advanced to our former CFO.  We have also incurred and will likely continue to incur substantial legal fees and expenses on behalf of current and former employees, officers and directors who are potential witnesses in the matter.  Through June 30, 2010, we have been substantially reimbursed for such advances by our insurance carriers, however, our insurance coverage is restricted to certain prescribed and contracted amounts, and is subject to certain limitations.  All advances by us pursuant to our indemnification obligations are expensed as incurred.  To the extent that we believe we will receive reimbursements from our insurance carriers, such amounts are treated as a reduction in expense in the period in which it becomes estimable and probable that such reimbursement will be received.

	Three Months Ended				Six Months Ended
	June 30,	June 30,			June 30,	June 30,
	2010	2009	$ change	% change	2010	2009	$ change	% change
	(in thousands)				(in thousands)
General and administrative expenses	$3,915	$3,725	$190	5%	$8,149	$7,618	$531	7%
Percent of total revenue	9%	13%			10%	14%

General and administrative expenses increased by $190,000 or 5% for the three months ended June 30, 2010, compared to the comparable period in the prior year.  This increase is primarily due to an increase in salaries expense and professional service fees including attorneys’ fees and costs related to the above-referenced legal proceedings, slightly offset by a decrease in depreciation expense resulting from lower capital expenditures incurred during the last several quarters.

General and administrative expenses increased by $531,000 or 7% for the six months ended June 30, 2010, compared to the comparable period in the prior year.  This increase is primarily due to an increase in salaries expense of $225,000, stock based compensation expense of $225,000 and professional service fees including attorneys’ fees and costs related to the above-referenced legal proceedings of $475,000.  In addition, there were other increases related to licenses and fees and patent costs.  These increases were partially offset by a decrease in depreciation expense of $500,000 resulting from lower capital expenditures incurred during the last several quarters.

Restructuring Charges.  In April 2009, we initiated a restructuring plan to reduce our operating expenses in response to the uncertainties associated with the then present deterioration in the global economy. Under this plan, we reduced our workforce by approximately 10%.

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

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2010	2009	$ change	2010	2009	$ change
	(in thousands)			(in thousands)
Other income (expense), net	$(283)	$239	$(522)	$(571)	$538	$(1,109)

Other income (expense), net decreased by $522,000 and $1.1 million for the three and six months ended June 30, 2010, compared to the comparable periods in the prior year due to fluctuations in foreign exchange rates related to our accounts receivable denominated in foreign currencies as well as decreases in our interest income resulting from declining interest rates.

Liquidity and Capital Resources

As of June 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $100 million.  Our principal uses of cash historically have consisted of payroll and other operating expenses, purchases of inventory and purchases of property and equipment primarily to support the development of new products.

We have continued to expand our operations internationally.  Our international sales and marketing operations incur expenses that are denominated in foreign currencies.  Thus, as the United States dollar decreases in value against the local currencies where we have operations, our cash flows from operations are negatively affected.  As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates.  For the three and six months ended June 30, 2010, the foreign currency effect on our cash and cash equivalents was a decrease of $46,000 and $70,000, compared to an increase of $151,000 and $101,000 for the three and six months ended June 30, 2009.

The following table shows our working capital and cash and cash equivalents as of the stated dates:

	As of
	June 30, 2010	December 31, 2009
	(in thousands)
Working capital	$83,089	$67,715
Cash, cash equivalents and marketable securities	99,818	79,154

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$10,000	$(669)	$19,896	$(1,231)
Net cash used in investing activities	(12,660)	(10,203)	(27,104)	(2,928)
Net cash provided by financing activities	1,606	59	2,642	427

Cash Flows from Operating Activities

Net cash provided by operating activities was $10.0 million for the three months ended June 30, 2010 as compared to net cash used in operating activities of $669,000 for the three months ended June 30, 2009.  The increase in cash flows from operations for the three months ended June 30, 2010 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges.

Net cash provided by operating activities was $19.9 million for the six months ended June 30, 2010 as compared to net cash used in operating activities of $1.2 million for the six months ended June 30, 2009.  The increase in cash flows from operations for the six months ended June 30, 2010 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges.

Cash Flows from Investing Activities

Cash flows from investing activities relate to net sales and maturities and purchases of marketable securities and capital expenditures to support our growth. Net cash used in investing activities during the three months ended June 30, 2010 was $12.7 million, comprised primarily of $12.2 million of net purchases of marketable securities.  Net cash used in investing activities for the three months ended June 30, 2009 was $10.2 million, comprised primarily of $10.0 million of net purchases of marketable securities.

Net cash used in investing activities during the six months ended June 30, 2010 was $27.1 million and was comprised primarily of net purchases of marketable securities of $25.9 million as well as capital expenditures of $1.2 million. Net cash used in investing activities for the six months ended June 30, 2009 was $2.9 million, comprised of $1.7 million in net purchases of marketable securities and $1.3 million of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2010 was $1.6 million, and was entirely due to proceeds from the issuance of common stock in connection with the exercise of stock options.  Net cash provided by financing activities during the three months ended June 30, 2009 was $59,000, and entirely due to the proceeds from the issuance of common stock in connection with the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2010 was $2.6 million, and was primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options as well as proceeds from the employee stock purchase plan.  Net cash provided by financing activities during the six months ended June 30, 2009 was $427,000, and was entirely due to the proceeds from the issuance of common stock in connection with the exercise of stock options.

We believe that our $100 million of cash, cash equivalents and marketable securities at June 30, 2010, will be sufficient to fund our projected operating requirements for at least twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, our ability to sustain profitability, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

As of June 30, 2010, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2014. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

We maintain, with our contract manufacturerers, a rolling 90-day firm order for products they manufacture for us, and these orders may only be rescheduled or cancelled by our contract manufacturers under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The remaining amount on the open purchase order with our contract manufacturers at June 30, 2010 was $5.1 million.

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

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, to allow timely decisions regarding required disclosure. Based upon this evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of June 30, 2010.

 b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2010, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

On March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Isilon, against certain of the Company’s current and former directors and officers.  Isilon is named as a nominal defendant.  On April 17, 2008, the court consolidated these actions and appointed lead counsel.  The derivative complaints generally allege that the individual defendants breached fiduciary duties owed to Isilon by publicly misrepresenting the Company’s business prospects and failing to properly account for certain revenues recognized in the fourth quarter of and the fiscal year ended December 31, 2006, and in the first and second quarters of fiscal 2007.  The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses.  Because the complaints are derivative in nature, they do not seek monetary damages from Isilon. However, the Company may be required to advance the legal fees and costs incurred by the individual defendants.  On February 3, 2009, the derivative plaintiff filed an amended complaint.  By letter dated June 8, 2010 to the court, the parties reported that an agreement in principle had been reached to settle the derivative litigation and provided a signed Memorandum of Understanding.  The parties are preparing a formal request for court approval of the proposed settlement, and such joint motion and stipulation of settlement have not yet been filed with the court.

On September 14, 2009, the Securities and Exchange Commission filed a federal civil action against the former CFO of the Company alleging various violations of federal securities regulations related to the Company’s prior restatement of financial statements.  This matter is currently in an active discovery phase, and trial is set for April 2011.

Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its current and former officers and directors.  Although the Company maintains insurance coverage up to certain prescribed and contracted amounts related to these indemnification obligations, such coverage is subject to limitations under the respective policies.  In connection with the SEC’s civil action against our former CFO, the Company, pursuant to its indemnification obligations, has incurred and will likely continue to incur substantial expenses related to legal fees and expenses advanced to our former CFO.  The Company has also incurred and will likely continue to incur substantial legal fees and expenses on behalf of current and former employees, officers and directors who are potential witnesses in the civil action.

The Company’s potential indemnity obligations could result in significant liability to the Company and have a material adverse effect on the Company’s consolidated financial position, results of operations, and cash flows, to the extent that the advancement of fees and costs or ultimate indemnity obligations are not covered by, or exceed, the available directors’ and officers’ insurance.  Through June 30, 2010, we have been substantially reimbursed for such advances by our insurance carriers, however, our insurance coverage is restricted to certain prescribed and contracted amounts, and is subject to certain limitations.  The Company’s available directors’ and officers’ insurance for the respective policy period may be exhausted prior to the current trial setting.  All advances by us pursuant to our indemnification obligations are expensed as incurred.  To the extent that we believe we will receive reimbursements from our insurance carriers, such amounts are treated as a reduction in expense in the period in which it becomes estimable and probable that such reimbursement will be received.  Amounts payable for these matters are included in Accounts payable and Accrued liabilities as appropriate.  To the extent that these amounts are covered under our insurance policies, we record a receivable Other current assets.

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

Our business is affected by global economic conditions.  Since at least mid-2007, global credit, financial and other markets in the U.S. and globally have suffered substantial stress, volatility, illiquidity and disruption. More recently, the global financial crisis has negatively impacted various European countries and markets.  Such market conditions pose risks to the overall global economy as businesses and consumers may defer, delay or forgo purchases in response to negative financial or economic news and events which could affect demand for our products and services.  There could be a number of negative follow-on effects from such global economic uncertainty on our business, including slower growth opportunities in key geographic markets, insolvency of key suppliers resulting in product delays, and inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies.

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

We have not been profitable in any fiscal year since we were formed. We experienced a net loss of $18.9 million in 2009, $25.1 million in 2008, and $26.9 million in 2007.  As of June 30, 2010, our accumulated deficit was $143 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including expenditures for additional sales and marketing and research and development personnel. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

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

We are exposed to claims and litigation arising in the normal course of business.  Litigation in general can be expensive, lengthy and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.  We can neither quantify this exposure, generally, nor predict the impact on us as a result of any such claim or litigation, specifically.  As reflected  in note 9 to our consolidated financial statements regarding current legal proceedings, pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its current and former officers and directors.  Although the Company maintains insurance coverage up to certain prescribed and contracted amounts related to these indemnification obligations, such coverage is subject to limitations under the respective policies.  In connection with the SEC’s civil action against our former CFO, the Company, pursuant to its indemnification obligations, has incurred and will likely continue to incur substantial expenses related to legal fees and expenses advanced to our former CFO.  The Company has also incurred and will likely continue to incur substantial legal fees and expenses on behalf of current and former employees, officers and directors who are potential witnesses in the civil action.   The Company’s potential indemnity obligations could result in significant liability to the Company and have a material adverse effect on the Company’s consolidated financial position, results of operations, and cash flows, to the extent that the advancement of fees and costs or ultimate indemnity obligations are not covered by, or exceed, the available directors’ and officers’ insurance.

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

We attempt to maintain relatively low inventory and acquire components as needed and in accordance with component lead times, utilizing vendor-managed inventory programs when available, and as a result do not enter into long-term supply contracts for these components. As a result, our ability to respond to customer orders efficiently may be constrained by the then-current availability or terms and pricing of these components. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors.  In the past, we have encountered situations where we paid higher prices than we had anticipated for disk drives or had to use a larger or smaller capacity drives as a replacement. For example, the industry periodically experiences shortages of selected electronic components, which could negatively impact our costs and reduced availability of key components.

If we lose key personnel or if we are unable to attract and retain highly-qualified personnel on a cost-effective basis, it would be more difficult for us to manage our existing business operations and to identify and pursue new growth opportunities.

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

We derived approximately 30%, 26%, 32%, and 26% of our total revenue from customers outside of North America in the first six months of 2010, and the fiscal years ending 2009, 2008, and 2007, respectively. We have sales and technical support personnel in several countries worldwide. We expect to continue to add personnel in additional countries.  Our various international operations subject us to a variety of risks, including:

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

A change in accounting standards or practices can have a significant effect on our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, although not yet currently required, we could be required, as soon as fiscal year 2015, to adopt International Financial Reporting Standards, or  IFRS, which are different than accounting principles generally accepted in the United States of America for our accounting and reporting standards.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in December 2006 through July 23, 2010, our stock price has fluctuated from a high of $28.50 to a low of $1.86.  Factors affecting the trading price of our common stock, some of which are outside our control, include:

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

As of June 30, 2010, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 56.7% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

Our insider trading policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as a broker or an investment bank) who is not aware of material, nonpublic information at the time of the trade. On May 23, 2010, Elliott Jurgensen, one of our directors, entered into a Rule 10b5-1 trading plan pursuant to which shares of our common stock will be sold for his account from time to time in accordance with the provisions of the plan without any further action or involvement by Mr. Jurgensen. On May 26, 2010, another executive entered into a Rule 10b5-1 trading plan, pursuant to which shares of our common stock will be sold for his or her account from time to time in accordance with the provisions of the plan without any further action or involvement by the executive.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISILON SYSTEMS, INC.
Date: July 23, 2010	By:	/s/ Sujal Patel
Sujal Patel
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ William Richter
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