Form 10-Q
period 2010-09-30
Isilon Systems, Inc.
filed 2010-10-22
CIK 1373671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 18, 2010, 66,402,053 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Isilon Systems, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Product	$42,912	$22,835	$107,790	$64,531
Services	10,934	7,669	30,397	21,849

Total revenue	53,846	30,504	138,187	86,380

Cost of revenue:
Product	15,228	9,631	40,038	29,691
Services (1)	4,435	3,510	11,708	11,972

Total cost of revenue	19,663	13,141	51,746	41,663

Gross profit	34,183	17,363	86,441	44,717

Operating expenses:
Research and development (1)	6,745	5,902	18,597	18,148
Sales and marketing (1)	17,348	10,843	45,557	32,443
General and administrative (1)	4,070	3,439	10,968	10,776
Restructuring charges	—	—	—	357
Legal settlement	—	2,000	—	2,000
Legal expenses associated with indemnification obligations and other related costs, net	2,300	124	3,551	405

Total operating expenses	30,463	22,308	78,673	64,129

Income (loss) from operations	3,720	(4,945)	7,768	(19,412)
Other income (expense), net	332	164	(239)	702

Income (loss) before income tax expense	4,052	(4,781)	7,529	(18,710)

Income tax expense	(64)	(86)	(413)	(304)

Net income (loss)	$3,988	$(4,867)	7,116	$(19,014)

Net income (loss) per common share

Basic	$0.06	$(0.08)	$0.11	$(0.30)

Diluted	$0.05	$(0.08)	$0.10	$(0.30)

Shares used in computing net income (loss) per common share

Basic	66,036	64,550	65,533	64,184
Diluted	73,547	64,550	71,697	64,184

(1)Includes stock-based compensation as follows:
Cost of revenue	$118	$60	$299	$202
Research and development	531	402	1,602	1,256
Sales and marketing	1,247	418	2,692	1,339
General and administrative	1,048	545	2,260	1,536

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	As of
	September 30, 2010	December 31, 2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,843	$23,135
Marketable securities	93,963	56,019
Trade receivables, net	26,508	20,824
Inventories	7,526	5,636
Other current assets	7,053	5,819

Total current assets	154,893	111,433

Property and equipment, net	6,584	6,660

Total assets	$161,477	$118,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	10,589	7,313
Accrued liabilities	6,024	5,155
Accrued compensation and related benefits	9,654	6,828
Deferred revenue	32,313	24,421

Total current liabilities	58,580	43,717

Deferred revenue, net of current portion	23,096	13,380
Deferred rent, net of current portion	2,247	2,717

Total liabilities	83,923	59,814

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, par value $0.00001: 250,000 authorized; 66,362 and 64,965 shares issued and outstanding	1	1
Additional paid-in capital	217,353	205,192
Accumulated other comprehensive loss	(375)	(373)
Accumulated deficit	(139,425)	(146,541)

Total stockholders’ equity	77,554	58,279

Total liabilities and stockholders’ equity	$161,477	$118,093

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,988	$(4,867)	$7,116	$(19,014)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,014	1,445	3,242	4,629
Amortization of discount on marketable securities	372	187	926	327
Stock-based compensation expense	2,943	1,425	6,852	4,333
Changes in operating assets and liabilities:
Accounts receivable, net	(6,339)	(2,361)	(5,697)	(3,519)
Inventories, net	(574)	62	(1,890)	6,467
Other current assets	2,397	(37)	(1,232)	(6)
Accounts payable	413	1,164	2,814	(840)
Accrued liabilities, compensation and deferred rent	929	1,404	3,231	1,877
Deferred revenue	7,931	2,457	17,608	5,394

Net cash provided by (used in) operating activities	13,074	879	32,970	(352)

Cash flows from investing activities:
Purchases of property and equipment	(1,513)	(212)	(2,757)	(1,483)
Purchases of marketable securities	(34,707)	(9,110)	(95,876)	(35,092)
Proceeds from sales and maturities of marketable securities	21,698	6,850	57,007	31,175

Net cash used in investing activities	(14,522)	(2,472)	(41,626)	(5,400)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,626	1,139	3,695	1,566
Proceeds from employee stock purchase plan	1,103	—	1,676	—

Net cash provided by financing activities	2,729	1,139	5,371	1,566

Effect of exchange rate changes on cash and cash equivalents	63	9	(7)	110

Net increase (decrease) in cash and cash equivalents	1,344	(445)	(3,292)	(4,076)
Cash and cash equivalents at beginning of period	18,499	30,711	23,135	34,342

Cash and cash equivalents at end of period	$19,843	$30,266	$19,843	$30,266

The accompanying notes are an integral part of these consolidated financial statements.

Isilon Systems, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Significant Accounting Policies

Organization

Isilon Systems, Inc. (the “Company” or “Isilon”) designs, develops and markets unified scale-out storage systems for storing and managing data. The Company sells systems that generally include a software license, hardware, post-contract customer support and, in some cases, additional services or applications.

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

These financial statements include all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2010.

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

The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses. During the three and nine months ended September 30, 2010 and 2009, no single customer represented more than 10% of total revenue. As of September 30, 2010 and December 31, 2009, no single customer represented more than 10% of total net accounts receivable.

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

Isilon Systems, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Products are typically considered delivered upon shipment. At the time of shipment, the Company records revenue reserves for estimated sales returns and stock rotation arrangements. Sales returns and stock rotation reserves are estimated based on historical activity and expectations of future experience. The Company monitors and analyzes actual experience and adjusts these reserves on a quarterly basis.

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

ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of selling price; and

iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating after January 1, 2010. As a result of the adoption of this standard, revenue increased by approximately $200,000 and decreased by approximately $450,000 during the three and nine months ended September 30, 2010, respectively. This guidance does not change the units of accounting for the Company’s revenue transactions.

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

The Company establishes VSOE of selling price for both support services, which is based on the renewal prices paid by the Company’s customers when the services are sold separately on a standalone basis, and installation services, which is based on the price separately charged to the Company’s customers for the same or similar services. The Company is unable to obtain reliable TPE because of the unique nature of the Company’s products. The Company calculates ESP for hardware and software products using a method consistent with the way management prices and markets products. The ESP incorporates multiple factors that the

Isilon Systems, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Company considers in developing the ESPs for its products including the Company’s historical pricing practices, the costs incurred to manufacture the product, the nature of the customer relationship, and market trends. The Company periodically reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates.

The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of optional software application products and (ii) sales of support services related to standalone software products. For such transactions, the Company has established VSOE for the fair value of support services as measured by the renewal prices paid by its customers when the services are sold separately on a standalone basis. The Company uses the residual method to determine the amount of software product revenue to be recognized. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the sales amount is recognized as product revenue.

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

During the three and nine months ended September 30, 2010 and 2009, the Company recorded non-cash stock-based compensation expense of $2.9 million and $6.9 million, and $1.4 million and $4.3 million, respectively. As of September 30, 2010, total unrecognized compensation cost related to stock-based awards was $21.1 million, which will be recognized over the weighted-average remaining requisite service period of approximately 2.8 years. The Company recorded no tax benefit related to these options during the three and nine months ended September 30, 2010 and 2009 since a full valuation allowance is currently maintained on net deferred tax assets. In future periods, stock-based compensation expense is expected to increase as the Company records expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees.

2. Restructuring Charges

In April 2009, the Company initiated a restructuring plan to reduce operating expenses in response to the uncertainties associated with the recent deterioration in the global economy. The restructuring plan consisted entirely of a reduction in workforce. As a result, during the second quarter of 2009, the Company recorded a restructuring charge of $357,000. This charge consisted of employee severance, benefits, and related costs and was recorded as a separate component of operating expenses within the consolidated statement of operations for the nine month period ended September 30, 2009. Of the total restructuring charges recorded, substantially all amounts were paid out during the quarter ended June 30, 2009.

3. Legal Settlement

On October 24, 2009, the Company filed a stipulation of settlement providing for the settlement and dismissal of the class action complaint which asserted claims under the federal securities laws. The settlement provided for a payment to the plaintiff class of $15.0 million, of which Isilon contributed $2.0 million and the balance was contributed by the Company’s insurers in December 2009. The amounts were paid into an escrow fund pending final court approval. The class action settlement was approved by the court on March 5, 2010. The $2.0 million for which the Company was responsible was included as a separate component of operating expenses within the consolidated statement of operations for the three and nine month periods ended September 30, 2009. The $2.0 million was paid during the quarter ended December 31, 2009.

Isilon Systems, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period, determined using the treasury-stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator
Net income (loss)	$3,988	$(4,867)	$7,116	$(19,014)
Denominator
Weighted average shares outstanding - basic	66,036	64,550	65,533	64,184
Dilutive effect of stock based awards	7,511	—	6,164	—
Weighted average shares outstanding - diluted	73,547	64,550	71,697	64,184
Basic net income (loss) per share	$0.06	$(0.08)	$0.11	$(0.30)
Diluted net income (loss) per share	$0.05	$(0.08)	$0.10	$(0.30)

For the three and nine months ended September 30, 2010, approximately 630,000 and 850,000 of common shares potentially issuable from stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period. For the three and nine months ended September 30, 2009, approximately 9.6 million and 9.6 million of common shares were excluded because the impact of all potentially dilutive securities outstanding was anti-dilutive as the Company was in a net loss position. As such, both basic and diluted net loss per common share were the same for the three and nine months ended September 30, 2009.

5. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income (loss)	$3,988	$(4,867)	$7,116	$(19,014)
Unrealized gain (loss) on marketable securities	6	(77)	—	(281)
Foreign currency translation adjustment	7	210	(3)	226

Total comprehensive income (loss)	$4,001	$(4,734)	$7,113	$(19,069)

6. Marketable Securities

The appropriate classification of marketable securities is determined at the time of acquisition and reevaluated as of each balance sheet date. At their date of acquisition, the Company’s marketable securities were classified as available-for-sale, and are reported at fair value with the related unrealized gains and losses included as a separate component in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense), net. The fair value of marketable securities is based on quoted market prices, broker-dealer quotations or alternative pricing sources with reasonable levels of price transparency. Realized and unrealized gains and losses are based on the specific identification method. The Company’s investments in marketable securities are diversified among high-credit quality securities in accordance with the Company’s investment policy.

Marketable securities totaled $94 million as of September 30, 2010 and consisted of investments in commercial paper, corporate bonds and notes, and government securities. There were no realized gains, losses or other than temporary declines in the fair value on the marketable securities for the three and nine months ended September 30, 2010 and 2009.

Isilon Systems, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
	(In thousands)
As of September 30, 2010
Commercial paper	$1,649	$		$		$1,649
Corporate bonds and notes	1,517					1,517
Government securities	90,770		32		(5)	90,797

	$93,936		$32		$(5)	$93,963

As of December 31, 2009
Commercial paper	$2,547		$—		$—	$2,547
Corporate bonds and notes	517		—		—	517
Government securities	52,926		53		(24)	52,955

	$55,990		$53		$(24)	$56,019

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

The Company’s cash equivalents and marketable securities instruments are classified within Level 1 and Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker-dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, commercial paper, and state, municipal and provincial obligations, and government agencies. Such instruments are generally classified within Level 2 of the fair value hierarchy. There were no transfers between levels in the fair value hierarchy for the three and nine months ended September 30, 2010.

Isilon Systems, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes, by major security type, and categorized using the fair value hierarchy, the Company’s assets that are measured at fair value on a recurring basis (in thousands) as of September 30, 2010 and December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)
As of September 30, 2010
Cash Equivalents:
Money market fund	$4,415	$—
Government securities	—	1,751

	$4,415	$1,751
Marketable securities:
Government securities	$—	$90,797
Corporate debt securities	—	1,517
Commercial paper	—	1,649

	$—	$93,963

As of December 31, 2009
Cash Equivalents:
Money market fund	$14,709	$—
Government securities	—	2,396

	$14,709	$2,396
Marketable securities:
Government securities	$—	$52,955
Corporate debt securities	—	517
Commercial paper	—	2,547

	$—	$56,019

7. Inventories

The Company outsources the manufacturing of its products to contract manufacturers that assemble each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components.

Inventories consist of the following:

	As of
	September 30, 2010	December 31, 2009
	(in thousands)
Service inventory	$3,722	$2,728
Finished goods	1,348	830
Evaluation units	2,456	2,078

	$7,526	$5,636

At September 30, 2010 and December 31, 2009, component inventory, included in service inventory and finished goods, totaled $1.8 million and $1.1 million, respectively. Service inventory is also comprised of finished goods to support the Company’s field services organization. The Company reduces inventory to its estimated net realizable value by reserving for excess and obsolete inventories determined primarily based on historical usage, forecasted demand and evaluation unit conversion rate and age.

Isilon Systems, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the first quarter of 2009, the Company recorded an inventory write-down of $3.8 million as the result of softening economic conditions as well as lower forecasted demand for certain products due to the anticipated migration to a new suite of products announced in March 2009.

8. Stockholders’ Equity

Stock Options

Detail related to stock option activity is as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price
Balance as of December 31, 2009	9,330,861	$4.07
Options granted	4,619,289	$10.33
Options exercised	(1,146,352)	$3.22
Options cancelled/forfeited	(516,791)	$4.97

Balance as of September 30, 2010	12,287,007	$6.47

The total intrinsic value for options exercised during the nine months ended September 30, 2010 and 2009, was $7.4 million and $2.1 million, respectively, representing the difference between the estimated market value of our common stock underlying these options at the dates of exercise and the exercise prices paid.

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option pricing model and the following assumptions were used for the valuations of options granted during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Risk-free interest rate	0.9% -1.2%	1.2% -2.0%	0.9% -1.9%	1.0% -2.3%
Expected term	2.5-3.5 years	2.5-4 years	2.5-3.5 years	2.5-4 years
Dividend yield	None	None	None	None
Volatility	52%	52% -54%	52 - 54%	51% -56%

The estimated weighted-average grant date fair value of options granted during the three months ended September 30, 2010 and September 30, 2009 was $6.80 and $2.01, respectively.

During the first quarter 2010, the Company adopted the Amended and Restated Employee Stock Purchase Plan (the “ESPP”) whereby employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the fair market value of the Company’s common stock on either the applicable purchase date or the offering date, whichever is lower. The ESPP plan has a period of six months. A total of 2,248,087 shares of the Company’s common stock have been reserved for sale under the ESPP. The total liability for the ESPP, for the purchase period which commenced in August 2010, is $636,000 as of September 30, 2010 and is included in accrued compensation and related benefits.

Restricted Stock Units

During the first quarter of 2010, the Company granted 86,490 restricted stock units (“RSUs”) to a group of its employees. RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests. The Company measures the value of RSUs at fair value based on the number of shares granted and the quoted price of the Company’s common stock at the date of grant. The fair value is amortized as stock-based compensation expense over the vesting term of one to four years on the straight-line method. Total stock compensation expense related to RSUs during the three and nine months ended September 30, 2010 was $122,000 and $311,000. As of September 30, 2010, unrecognized compensation expense related to RSUs was approximately $321,000, which will be recognized over the remaining vesting term of the grants.

Isilon Systems, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

9. Income Taxes

As of September 30, 2010, the Company had total net operating loss carryforwards for federal and state income tax purposes of $137 million. The benefits of net operating losses and other deferred tax assets are dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by a valuation allowance. If not utilized, these net operating loss carryforwards will expire for federal purposes between 2021 and 2029. Utilization of these net operating loss carryforwards is subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% of the Company’s stock, as defined, over a three-year period.

For the three and nine months ended, September 30, 2010 and 2009, the Company recorded income tax expense of $64,000 and $413,000 and $86,000 and $304,000, respectively, comprised primarily of foreign taxes. The effective rate for each of these respective periods differs from the federal statutory rate of 34% primarily due to the valuation allowance applied to the deferred tax benefit of U.S. losses, slightly offset by current tax expense in foreign jurisdictions.

10. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development and sale of storage systems. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance and allocating resources. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the location of the end customer. The Company’s assets are primarily located in the United States of America and not allocated to any specific region; therefore, geographic information is presented only for total revenue. During 2009, the Company replaced the United States geographic region with a North America geographic region which includes Canada and Mexico.

The following presents total revenue by geographic region:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands)		(in thousands)
North America (1)	$40,653	$23,359	$99,977	$64,786
Asia	6,739	4,081	20,822	13,577
Europe, Middle East, and Africa	6,454	3,064	17,388	8,017

Total	$53,846	$30,504	$138,187	$86,380

(1)	The Company recognized $39.8 million and $95.8 million, and $22.3 million and $62.1 million in revenue from customers in the United States for the three and nine months ended September 30, 2010 and 2009, respectively.

11. Commitments and Contingencies

Contractual Obligations

As of September 30, 2010, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2014. There have been no material changes in the principal lease commitments compared to those discussed in the Annual Report on Form 10-K for the year ended December 31, 2009.

The Company typically maintains with its contract manufacturers, a rolling 90-day firm order for products that they manufacture on the Company’s behalf. These orders may only be rescheduled, modified, or cancelled by the contract manufacturers under certain circumstances. The remaining amount on the open purchase order with the contract manufacturers and other partners and suppliers at September 30, 2010 was approximately $6.9 million.

Isilon Systems, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Legal Proceedings

On March 18 and 24, 2008, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Isilon, against certain of the Company’s current and former directors and officers. Isilon is named as a nominal defendant. On April 17, 2008, the court consolidated these actions and appointed lead counsel. In re Isilon Systems, Inc. Derivative Litigation, Case No. 08-2-09536-3-SEA (Wash. Super. King County). The derivative complaints generally allege that the individual defendants breached fiduciary duties owed to Isilon by publicly misrepresenting the Company’s business prospects and failing to properly account for certain revenues recognized in the fourth quarter of and the fiscal year ended December 31, 2006, and in the first and second quarters of fiscal 2007. The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses. Because the complaints are derivative in nature, they do not seek monetary damages from Isilon. However, the Company may be required to advance the legal fees and costs incurred by the individual defendants.

By letter dated June 8, 2010 to the court, the parties reported that an agreement in principle had been reached to settle the derivative litigation and provided a signed Memorandum of Understanding. On August 20, 2010, the court issued an order preliminarily approving a settlement of the derivative litigation, and setting the matter for a final approval hearing on October 12, 2010. The terms of the settlement include payment of plaintiff’s attorney fees in the amount of $500,000 (which is covered by the Company’s insurers), and certain corporate therapeutic measures to be taken by the Company. On October 12, 2010, the court issued a final order dismissing with prejudice the derivative litigation.

On September 14, 2009, the Securities and Exchange Commission filed a federal civil action against the former CFO of the Company alleging various violations of federal securities regulations related to the Company’s prior restatement of financial statements (Securities and Exchange Commission v. Fuhlendorf, No. C-09-1292 (W.D. Wa.). This matter is currently in an active discovery phase, and trial is set for April 2011.

Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its current and former officers and directors, including the obligation to pay reasonable legal fees and expenses for matters covered within the scope of the agreement. Although the Company maintains insurance coverage up to certain prescribed and contracted amounts related to these indemnification obligations, such coverage is subject to limitations under the respective policies.

In connection with the SEC’s civil action against the Company’s former CFO, the Company, pursuant to its indemnification obligations, has incurred and will likely continue to incur substantial expenses related to legal fees and expenses advanced to its former CFO. During the three and nine months ended September 30, 2010, the Company incurred $2.3 million and $3.6 million in legal expenses related to this civil action. The Company has also incurred and will likely continue to incur substantial legal fees and expenses on behalf of current and former employees, officers and directors who are potential witnesses in the civil action.

In connection with the SEC’s civil action against the Company’s former CFO, a dispute has arisen between the Company and one of the Company’s insurance providers regarding the insurance provider’s obligations under its agreement with the Company. On August 27, 2010, the Company filed suit against the insurer alleging breach of contract, breach of implied covenant of good faith and fair dealing and for declaratory relief (Isilon Systems, Inc. vs. Twin City Fire Insurance Co.; C-10-1390 (W.D. Wa.).

A dispute has also arisen between the Company and its former CFO regarding the reasonableness of legal fees and expenses submitted to the Company for payment. The Company’s former CFO filed suit against the Company in Delaware on August 30, 2010, alleging breach of the indemnification agreement (Fuhlendorf vs. Isilon Systems, Inc.; C.A. No. 57772-VCN). The Company filed its answer to the lawsuit on September 24, 2010.

The Company’s overall directors’ and officers’ insurance for the respective policy period is restricted to certain prescribed and contracted amounts, and is subject to certain limitations. While the Company has been substantially reimbursed for such advances by four of its insurance carriers, the fifth insurance carrier (Twin City/Hartford) has refused to pay, leading to the above-referenced insurance coverage litigation. Moreover, such prescribed and contracted amounts may be exhausted prior to the current trial setting in April 2011.

All advances by the Company pursuant to its indemnification obligations are expensed as incurred. To the extent reimbursements are received or become receivable from the insurance carriers, such amounts are treated as a reduction in expense in the period in which it becomes estimable and probable that such reimbursement will be received. Amounts payable for these matters are included in accounts payable and accrued liabilities as appropriate. To the extent that these amounts are covered under the Company’s insurance policies, they are recorded as a receivable in current assets.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding competitive environment and the health of the overall storage sector and impact of U.S. and global macro-economic conditions; the anticipated growth of data; the expected demand for and benefits of our storage products; our future business plans and growth strategy; pricing pressures and fluctuations; our ability to improve existing products and to develop new and future products; our ability to attract new customers; our anticipated revenue and expenses; our ability to add value-added resellers and distributors and to sell our products domestically and internationally; our ability to realize operating leverage and realize efficiencies in our sales model by leveraging partners and distributors to sell to new and existing customers; seasonality in our business; anticipated results of potential or actual litigation or regulatory proceedings; our ability to manage our supply chain and improve operational efficiency; anticipated development or acquisition of intellectual property and resulting benefits; expected impacts of changes in accounting rules, including the impact on deferred tax benefits; the impact of governmental regulation; employee hiring and retention; the future payment of dividends, use of cash, cash needs and ability to raise capital; and potential liability from contractual relationships. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a global provider of unified scale-out storage systems for storing and managing data. Our storage systems consist of three or more storage nodes. Each node is comprised of our proprietary OneFS operating system software and industry standard hardware components integrated into a self-contained, rack-mountable chassis. Customers can scale our storage systems incrementally as their needs grow by purchasing additional nodes or clusters of nodes from us to enhance storage capacity, performance or both. We also sell optional software applications that provide enhanced functionality to our systems. Substantially all of our products are sold in combination with services, which primarily consist of hardware and software support.

We market and sell our products directly and through multiple indirect sales channels in North America; Asia; and Europe, the Middle East, and Africa (EMEA). Our customer base spans a spectrum of industries including media and entertainment, life sciences, internet, government, and manufacturing.

We are headquartered in Seattle, Washington. Our personnel and operations are also located in Australia, Canada, China, France, Germany, India, Japan, Korea, Singapore, the United Kingdom and throughout the United States. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of our sales and marketing efforts, and measure operational effectiveness.

New Customers and Repeat Sales Orders. Our goal is to attract a significant number of new customers and to encourage existing customers to purchase additional products, specifically our higher margin software applications, InsightIQ®, SyncIQ® , SnapshotIQ™, SmartConnect™, SmartPools™ and SmartQuotas™. A majority of our customers buy our storage systems and later add additional nodes or software applications as the need arises under our ‘pay-as-you-grow’ model. We monitor our sales to both new and existing customers and consider overall revenue concentration by customer type and geographic location as indicators of current and future trends.

Channel and Indirect Distribution Leverage. We are actively growing our relationships with channel and distribution partners to further penetrate our targeted markets domestically and internationally. We track our sales orders by direct or indirect customers with the goal of increasing revenue from channel partners.

Gross Margin. Some of the key factors affecting our gross margin are the revenue attributable to software applications as a percentage of total revenue, the rate at which our customers adopt our higher margin products, the timing of component cost reductions through product redesign, the timing of supplier cost reductions, the ability to manage inventory levels, the ability to control costs associated with servicing our customers and overall market conditions. We consider our ability to monitor and manage these factors to be a key aspect of attaining and expanding our profitability.

Operating and Free Cash Flow. We closely monitor our operating cash flow and free cash flow, measured as operating cash flow less cash used for the purchases of property and equipment, as a measure of our business performance. Some of the key factors affecting operating cash flow are our ability to generate net income and manage working capital. Our goal is to maximize cash flow while continuing to invest in our business. Our close tracking of operating cash flow allows us to better manage the cash needs of our business.

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

Our business is affected by economic conditions as our customers and suppliers respond to changes in their economic conditions. While the global economy appears to be recovering, the pace and trajectory of the recovery is varied by geography.

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
		(dollars in thousands)
Revenue by type:
Product	$42,912	$22,835	$107,790	$64,531
Services	10,934	7,669	30,397	21,849

Total revenue	$53,846	$30,504	$138,187	$86,380

% revenue by type:
Product	80%	75%	78%	75%
Services	20	25	22	25

Total	100%	100%	100%	100%

Revenue by geography:
North America	$40,653	$23,359	$99,977	$64,786
Other International	13,193	7,145	38,210	21,594

Total revenue	$53,846	$30,504	$138,187	$86,380

% revenue by geography:
North America	75%	77%	72%	75%
Other International	25	23	28	25

Total	100%	100%	100%	100%

Revenue by sales channel:
Direct	$19,570	$12,654	$48,443	$38,294
Indirect	34,276	17,850	89,744	48,086

Total revenue	$53,846	$30,504	$138,187	$86,380

% revenue by sales channel:
Direct	36%	41%	35%	44%
Indirect	64	59	65	56

Total	100%	100%	100%	100%

Total revenue increased by $23.3 million, or 77%, and $51.8 million, or 60%, for the three and nine months ended September 30, 2010, from the comparable periods in the prior year. This increase is primarily attributable to significant increases in our indirect channel business, an expansion of our customer base and improving global economic conditions.

North America sales revenue increased 74% and 54% for the three and nine months ended September 30, 2010, from the comparable periods in the prior year. Other international sales revenue increased 85% and 77% for the three and nine months ended September 30, 2010, from the comparable periods in the prior year. This significant growth in both North America and other international revenue year over year is the result of increased sales efforts and channel expansion as well as global economic improvements. We plan to continue to expand into additional international locations and introduce our products in new markets both directly and indirectly through channel partners.

During the three and nine months ended September 30, 2010, we derived 64% and 65% of our total revenue from indirect channels compared to 59% and 56% in the comparable periods in 2009. The increase in indirect channel revenue is due to our focus on enhancing our relationships with indirect channel and distribution partners. No indirect channel or distribution partner accounted for more than 10% of our revenue during the three and nine months ended September 30, 2010 and 2009. We plan to continue to expand our relationships with indirect channel and distribution partners and over time expect the percentage of revenue generated through indirect channels to grow.

Our customer base increased 33% from September 30, 2009 to September 30, 2010, and the number of new customers added during the three and nine months ended September 30, 2010 was 96 and 267, respectively, bringing our total customer base to approximately 1,460. This increase is due, in part, to our focus on enhancing our relationships with our indirect channel and distribution partners who provide us with greater sales capacity.

For the three and nine months ended September 30, 2010, reorders from existing customers represented approximately 75% and 73% of product revenue, compared to 69% and 73% for the comparable periods in the prior year. The average initial order size increased 18% from the nine months ended September 30, 2009 to September 30, 2010, while the average reorder size increased 12% in the same comparative period.

Product revenue increased $20.1 million, or 88%, for the three months ended September 30, 2010 compared to the same period in the prior year primarily due to significant growth in North America, the expansion of our indirect channel sales and increases in our customer base as previously noted. North American product revenue increased by $15.2 million from the three months ended September 30, 2009 to the three months ended September 30, 2010. Product revenue increased $43.3 million, or 67%, for the nine months ended September 30, 2010 compared to the same period in the prior year due to both North American and other international growth, the expansion of our indirect channel sales and increases in our customer base as previously noted. North American product revenue increased by approximately $29.5 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.

Services revenue includes support services for both our software and our hardware products. Services revenue increased $3.3 million, or 43%, and $8.5 million, or 39%, for the three and nine months ended September 30, 2010 compared to the same periods in the prior year. These increases in services revenue are the result of an increase in our customer base currently on service and maintenance contracts. Since many of our customers renew their services contracts, as our installed customer base grows we expect services revenue to continue to grow. Services revenue as a percentage of total revenue decreased to 20% and 22% for the three and nine months ended September 30, 2010 compared to 25% and 25% for the three and nine months ended September 30, 2009 due to the significant growth of product revenue during 2010.

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
		(dollars in thousands)
Cost of revenue:
Product	$15,228	$9,631	$40,038	$29,691
Services	4,435	3,510	11,708	11,972

Total cost of revenue	$19,663	$13,141	$51,746	$41,663

Gross margin:
Product	65%	58%	63%	54%
Services	59	54	61	45
Total gross margin	63%	57%	63%	52%

Gross margin increased 6 percentage points to 63% and 11 percentage points to 63% for the three and nine months ended September 30, 2010, from 57% and 52% for the comparable periods of the prior year. In the first quarter of 2009, we recorded an inventory write-down of $3.8 million, representing a 4 percentage point decrease in gross margin for the nine months ended September 30, 2009. This write down was the result of softening economic conditions as well as lower than forecasted demand for some of our existing products due to the anticipated migration to a new suite of products announced in March 2009. The write down of inventory impacted both our gross margin from product revenue as well as our gross margin for services revenue. The remaining gross margin increase of 6 percentage points for the three months and 7 percentage points for the nine months ended September 30, 2010, is the result of product cost reductions that have outpaced the market decline in the cost per unit of storage and economies of scale that we have gained as our customer base expands.

Gross margin for product revenue increased 7 and 9 percentage points for the three and nine months ended September 30, 2010 from the comparable periods in the prior year. Excluding the inventory write down previously discussed, gross margin for product revenue increased 7 and 5 percentage points during each of the three and nine months ended September 30, 2010 compared to the comparable periods in the prior year. The remaining increase was primarily due to two factors. First, we experienced an increase in sales of our higher margin software applications. During the second quarter of 2010, we released two new data management software applications: SmartPools and InsightIQ, both designed to optimize cost and simplicity for enterprise data centers. Second, our product costs are contained through effective cost management and supply chain efficiencies which have outpaced the market decline in the cost per unit of storage.

We have experienced, and expect to continue to experience, pricing pressures within our industry as the price per terabyte of storage decreases year over year. This downward pricing pressure is primarily due to the decreasing prices of disk drives and other industry standard hardware components. Depending on the product type, disk drives can represent approximately one-third of product cost. In the vast majority of historical periods, however, significant increases in market demand for storage capacity have outpaced price per terabyte declines, resulting in overall data storage market growth.

Gross margin for services revenue increased 5 and 16 percentage points for the three and nine months ended September 30, 2010, compared to the comparable periods in the prior year. Services revenue includes support services for both our software and our hardware products and professional services fees. Software support provides customers with software updates, maintenance releases and patches, which have minimal direct costs. Hardware support includes Internet access to our technical knowledge database and to technical support personnel, service spares costs, and third-party costs in providing support. Excluding the effect of the fiscal 2009 inventory write-down previously discussed, gross margin for services revenue increased 5 and 11 percentage points for the three and nine months ended September 30, 2010 compared to the comparable periods in the prior year. The increase in gross margin was primarily driven by our increasing customer base and the economies of scale in our service organization as the number of service contracts continues to grow. Customer service headcount increased from 54 at September 30, 2009 to 89 at September 30, 2010.

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

Research and Development Expenses. Research and development expenses primarily include personnel costs, prototype expenses, information systems expenses, facilities expenses and depreciation of equipment used in research and development. Research and development expenses are recorded when incurred. We are devoting substantial resources to the development of additional functionality for existing products and the development of new systems and software products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining and improving our competitive position.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010	2009	$ change	% change	2010	2009	$ change	% change
		(dollars in thousands)				(dollars in thousands)
Research and development expenses	$6,745	$5,902	$843	14%	$18,597	$18,148	$449	2%
Percent of total revenue	13%	19%			13%	21%

Research and development expenses increased by $843,000 or 14% for the three months ended September 30, 2010 from the same period in the prior year primarily due to an increase in salaries and benefits expense of $550,000 and stock-based compensation expense of $130,000 due to our increased hiring. Research and development headcount increased from 122 at September 30, 2009 to 137 at September 30, 2010. In addition, professional services expenses increased by approximately $100,000 and various other items including travel led to the remaining increase. These increases are partially offset by decreases in depreciation and hardware development expenses.

Research and development expenses increased by $449,000 or 2% for the nine months ended September 30, 2010 from the same period in the prior year. The increase is primarily due to an increase in stock-based compensation of $350,000 and salaries and benefits of $125,000 due to increases in our hiring. In addition, professional services increased by approximately $275,000 and various other items including travel led to the remaining increase. These increases were partially offset by a decrease in depreciation expense of $550,000 resulting from a lower capital equipment base in 2010.

Sales and Marketing Expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, professional services fees, trade shows, marketing programs, information systems expenses, facilities and depreciation expenses. We plan to continue to invest heavily in sales and marketing by increasing the size of our field sales force and the number of our indirect channel partners to allow us to expand in existing and into new geographic and vertical markets. We also plan to continue to invest in expanding our North American and international sales and marketing activities and building brand awareness. We expect that sales and marketing expenses will increase in absolute dollars and remain our largest expense category. Generally, sales personnel are not immediately productive and thus sales and marketing expenses do not immediately result in revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become fully productive. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010	2009	$ change	% change	2010	2009	$ change	% change
		(dollars in thousands)				(dollars in thousands)
Sales and marketing expenses	$17,348	$10,843	$6,505	60%	$45,557	$32,443	$13,114	40%
Percent of total revenue	32%	36%			33%	38%

Sales and marketing expenses increased $6.5 million or 60%, and $13.1 million or 40% during the three and nine month periods ended September 30, 2010 compared to the same periods in the prior year primarily due to variable compensation driven by increased sales. Variable compensation increased by $2.0 million and $6.0 million in the three and nine months ended September 30, 2010 from the comparable periods in the prior year. There were also increases in stock-based compensation of $825,000 and $1.4 million and increases in salaries expense of $1.6 million and $2.3 million for the three and nine months ended September 30, 2010 from the comparable periods in the prior year resulting from increased headcount. Sales and marketing headcount increased from 133 at September 30, 2009 to 186 at September 30, 2010. The remaining increases are the result of trade shows and similar advertising, travel expenses and professional services.

General and Administrative Expenses. General and administrative expenses primarily include personnel costs; facilities expenses related to our executive, finance, human resources, information technology and legal organizations; bad debt expense; and public company related expenses and fees for professional services such as legal, accounting, compliance and information systems.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010	2009	$ change	% change	2010	2009	$ change	% change
		(dollars in thousands)				(dollars in thousands)
General and administrative expenses	$4,070	$3,439	$631	18%	$10,968	$10,776	$192	2%
Percent of total revenue	8%	11%			8%	12%

General and administrative expenses increased by $631,000 or 18% for the three months ended September 30, 2010, compared to the comparable period in the prior year. This increase is primarily due to an increase in salaries expense of $425,000, stock-based compensation of $500,000, and professional services of $600,000, partially offset by a decrease in depreciation expense of $600,000 resulting from a lower capital equipment base in 2010 and a decrease in information systems expense of $500,000 resulting from overhead allocations. General and administrative headcount increased from 43 at September 30, 2009 to 54 at September 30, 2010.

General and administrative expenses increased by $192,000 or 2% for the nine months ended September 30, 2010, compared to the comparable period in the prior year. This increase is primarily due to an increase in salaries expense of $675,000, stock-based compensation expense of $725,000 and supplies and licenses of $425,000. These increases were partially offset by a decrease of $1.1 million in depreciation expense resulting from a lower capital equipment base in 2010 and a decrease in information systems expense of $500,000 resulting from overhead allocations.

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

Legal Settlement. On October 24, 2009, the Company filed a stipulation of settlement providing for the settlement and dismissal of the class action complaint which asserted claims under the federal securities laws. The settlement provided for a payment to the plaintiff class of $15.0 million, of which Isilon contributed $2.0 million and the balance was contributed by the Company’s insurers in December 2009. The amounts were paid into an escrow fund pending final court approval. The class action settlement was approved by the court on March 5, 2010. The $2.0 million for which the Company was responsible was included as a separate component of operating expenses for the three and nine month periods ended September 30, 2009. The $2.0 million was paid during the quarter ended December 31, 2009.

Legal expenses associated with indemnification obligations and other related costs, net. These expenses consist of legal fees for the Company’s indemnification obligations and other related fees and costs involved in the SEC’s civil action against our former CFO. Legal fees for the three and nine months ended September 30, 2010 were $2.3 million and $3.6 million, compared to $0.1 million and $0.4 million during the comparable periods in the prior year. As more fully described in note 11 to our consolidated financial statements, discovery in the SEC’s civil action is active and the matter is currently set for trial in April 2011. In connection with this matter, we have incurred and will likely continue to incur substantial expenses related to legal fees and expenses advanced to our former CFO. We have also incurred and will likely continue to incur substantial legal fees and expenses on behalf of current and former employees, officers and directors who are potential witnesses in the matter.

Other income (expense), net. Other income (expense), net includes interest income on cash, cash equivalents and marketable securities as well as foreign exchange gains and losses.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	$ change	2010	2009	$ change
		(in thousands)			(in thousands)
Other income (expense), net	$332	$164	$168	$(239)	$702	$(941)

Other income (expense), net increased by $168,000 for the three months ended September 30, 2010, compared to the comparable period in the prior year due to fluctuations in foreign exchange rates related to our accounts receivable denominated in foreign currencies partially offset by decreases in our interest income resulting from declining interest rates. Other income (expense), net decreased by $941,000 for the nine months ended September 30, 2010, compared to the comparable period in the prior year due to fluctuations in foreign exchange rates related to our accounts receivable denominated in foreign currencies as well as decreases in our interest income resulting from declining interest rates.

Liquidity and Capital Resources

As of September 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $114 million, which will be sufficient to fund our projected operating requirements for at least twelve months. Our principal uses of cash historically have consisted of payroll and other operating expenses, purchases of inventory and purchases of property and equipment primarily to support the development of new products.

Working capital and cash and cash equivalents as of the stated dates:

	As of
	September 30, 2010	December 31, 2009
	(in thousands)
Working capital	$96,313	$67,715
Cash, cash equivalents and marketable securities	113,806	79,154

Cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
		(in thousands)
Net cash provided by (used in) operating activities	$13,074	$879	$32,970	$(352)
Net cash used in investing activities	(14,522)	(2,472)	(41,626)	(5,400)
Net cash provided by financing activities	2,729	1,139	5,371	1,566

Cash Flows from Operating Activities

Net cash provided by operating activities was $13.1 million for the three months ended September 30, 2010 compared to net cash provided by operating activities of $879,000 for the three months ended September 30, 2009. The increase from operations for the three months ended September 30, 2010 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges.

Net cash provided by operating activities was $33.0 million for the nine months ended September 30, 2010 compared to net cash used in operating activities of $352,000 for the nine months ended September 30, 2009. The increase from operations for the nine months ended September 30, 2010 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

Cash flows from investing activities relate to net sales and maturities and purchases of marketable securities and capital expenditures to support our growth. Net cash used in investing activities during the three months ended September 30, 2010 was $14.5 million, comprised primarily of $13.0 million of net purchases of marketable securities. Net cash used in investing activities for the three months ended September 30, 2009 was $2.5 million, comprised primarily of $2.3 million of net purchases of marketable securities.

Net cash used in investing activities during the nine months ended September 30, 2010 was $41.6 million and was comprised primarily of net purchases of marketable securities of $38.9 million as well as capital expenditures of $2.8 million. Net cash used in investing activities for the nine months ended September 30, 2009 was $5.4 million, comprised of $3.9 million in net purchases of marketable securities and $1.5 million of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2010 was $2.7 million, and was due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan. Net cash provided by financing activities during the three months ended September 30, 2009 was $1.1 million, and was due to the proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $5.4 million, and was due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan. Net cash provided by financing activities during the nine months ended September 30, 2009 was $1.6 million, and was entirely due to the proceeds from the issuance of common stock in connection with the exercise of stock options.

Net proceeds from the issuance of common stock related to employee participation in employee stock programs including stock options and employee stock purchase plans have increased during the first three quarters of 2010. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock in connection with employee participation in employee stock programs will vary.

Contractual Obligations

As of September 30, 2010, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2014. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

We typically maintain, with our contract manufacturers, a rolling 90-day firm order for products they manufacture for us, and these orders may only be rescheduled or cancelled by our contract manufacturers under certain limited conditions and, even then, with certain restrictions and penalties up to the full cost of the product. The remaining amount on the open purchase order with our contract manufacturers at September 30, 2010 was $6.9 million.

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

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, to allow timely decisions regarding required disclosure. Based upon this evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of September 30, 2010.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2010, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

The information set forth under the “Legal Proceedings” section in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Item 1 Part 1 of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

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

Although we have been profitable during the first nine months of fiscal 2010, we have not been profitable in any fiscal year since we were formed. We experienced a net loss of $18.9 million in 2009, $25.1 million in 2008, and $26.9 million in 2007. As of September 30, 2010, our accumulated deficit was $139 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including expenditures for additional sales and marketing and research and development personnel. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable. Accordingly, we may not be able to maintain profitability and we may continue to incur significant losses in the future.

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

Our future financial performance depends on growth in the storage of data. If growth in the storage of data does not continue at the rate that we forecast, our operating results would be materially and adversely impacted.

Our products are designed to address the growth in storage of data. Accordingly, our future financial performance will depend in large part on growth in this sector and on our ability to adapt to emerging demands. Changes in technologies could adversely affect the demand for storage systems. For example, advances in file compression technology could result in smaller file sizes and reduce the demand for storage systems. A reduction in demand for storage of data caused by lack of customer acceptance, weakening economic conditions, competing technologies and products, decreases in corporate spending or otherwise, would result in decreased revenue or a lower revenue growth rate. We cannot assure you that growth in the storage of data will continue or that we will be able to respond adequately to changes in the future. If we are unable to maintain or replace our relationships with customers or to increase the diversification of our customer base, it would be more difficult to maintain or grow our revenue and our growth might be limited.

While the Company’s revenue base, in terms of customers and industries served, has diversified, in the past, a significant portion of our total revenue has come from a limited number of customers in a small number of industries, particularly media and entertainment companies. Accordingly, the potential for concentrated purchases by certain new and existing customers remains and our largest customers may continue to vary from quarter to quarter. As a consequence of historical patterns and the potential concentrated nature of our customers’ purchasing patterns, the proportion of our total revenue derived from a small number of customers may be higher in any future quarter. If this were to occur, we cannot provide any assurance that we will be able to sustain such revenue.

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

Our industry has a history of declining storage hardware prices as measured on a cost per gigabyte or terabyte of storage capacity basis. In order to maintain or increase our gross margins, we will need to continue to create valuable software that is included with our scale-out storage systems and/or sold as separate standalone software applications. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to help increase our overall gross margin. If we are unable to successfully develop or acquire, and then market and sell, additional software functionality, such as our SmartConnect, SnapshotIQ, SmartQuotas, SyncIQ, SmartPools, and InsightIQ software applications, our ability to maintain or increase our high-margin revenue and gross margin will be adversely affected.

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

A significant portion of our expenses are directly related to the pricing of commoditized components utilized in the manufacture of our products, such as disk drives, memory, and CPUs. As part of our procurement model, we do not enter into long-term supply contracts for these components, but instead generally have our contract manufacturers purchase these components on our behalf. In some cases, our contract manufacturers do so in a competitive-bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by price volatility in the marketplace for these components, especially for disk drives. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. Furthermore, such components can be subject to limits on supply or other supply volatility which may negatively impact our ability to obtain quantities necessary to grow our business and respond to customer demand for our products.

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

We derived approximately 28%, 26%, 32%, and 26% of our total revenue from customers outside of North America in the first nine months of 2010, and the fiscal years ending 2009, 2008, and 2007, respectively. We have sales and technical support personnel in several countries worldwide. We expect to continue to add personnel in additional countries. Our various international operations subject us to a variety of risks, including:

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in December 2006 through October 21, 2010, our stock price has fluctuated from a high of $29.47 to a low of $1.86. Factors affecting the trading price of our common stock, some of which are outside our control, include:

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

As of September 30, 2010, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 51.6% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 5. Other Information

Our insider trading policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as a broker or an investment bank) who is not aware of material, nonpublic information at the time of the trade. On August 9, 2010, one of our executives entered into a Rule 10b5-1 trading plan pursuant to which shares of our common stock will be sold for his account from time to time in accordance with the provisions of the plan without any further action or involvement by the executive.

On October 22, 2010, the Compensation Committee adopted forms of Change in Control Severance Agreements (“Agreements”) for our CEO and Section 16 officers, and authorized the Company to enter into such agreements with certain executives, including our named executive officers.

A brief description of the materials terms and conditions of the Agreements is as follows:

In regard to the CEO, if within eighteen (18) months following a Change in Control (as defined in the Agreement), there is a qualifying termination (other than for Cause, Death or Disability, or a resignation for Good Reason) (each as defined in the Agreement), the CEO will receive a lump sum severance payment equal to 100% of the CEO’s then current annual base salary and reimbursement for COBRA premiums for twelve months, and 100% of the unvested portion of any then-outstanding equity awards will immediately vest. As a condition of such Agreement, the CEO will agree that the specific percentage acceleration provisions set forth in the Vesting Schedule of the Notice of Grant of Stock Option of all prior option agreements shall be null and void.

In regard to the Section 16 officers, if within eighteen (18) months following a Change in Control (as defined in the Agreement), there is a qualifying termination (other than for Cause, Death or Disability, or a resignation for Good Reason) (each as defined in the Agreement), the Executive will receive a lump sum severance payment equal to six months of the Executive’s then current annual base salary and reimbursement for COBRA premiums for six months, and 100% of the unvested portion of any then-outstanding equity awards will immediately vest. As a condition of such Agreement, the Executive will agree that the specific percentage acceleration provisions set forth in the Vesting Schedule of the Notice of Grant of Stock Option of all prior option agreements shall be null and void.

The foregoing description of the Agreements is not a complete description and is qualified by reference to the full text of such Agreements which the Company has filed herewith as Exhibits 10.1 and 10.2 to the Form 10-Q.

ITEM 6. Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit Number	Description

10.1*	Form of Change of Control Severance Agreement (CEO)

10.2*	Form of Change of Control Severance Agreement (Section 16)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1 ‡	Section 1350 Certification of Chief Executive Officer.

32.2 ‡	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISILON SYSTEMS, INC.

Date: October 22, 2010	By:	/s/ Sujal Patel
Sujal Patel
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ William Richter
William Richter
Vice President of Finance and Chief Financial Officer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	Form of Change of Control Severance Agreement (CEO)

10.2*	form of Change of Control Severance Agreement (Section 16)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1 ‡	Section 1350 Certification of Chief Executive Officer.

32.2 ‡	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

‡	Furnished herewith.